Form 10-Q
period 1999-08-01
ST JOHN KNITS INTERNATIONAL INC
filed 1999-09-15
CIK 1080280

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1999

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                       Commission File Number 333-73107


                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                       52-2061057
(State or Other Jurisdiction of Incorporation or     (I.R.S. Employer Identification Number)
                 Organization)

    17422 Derian Avenue, Irvine, California                           92614
    (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (949) 863-1171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No ___
                                    ---

The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,174 shares as of September 13, 1999.

================================================================================

                        PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                                          August 1,            November 1,
                                                                                            1999                  1998
                                                                                      ----------------     ----------------
                                    ASSETS                                               (unaudited)
                                    ------
Current assets:
       Cash and cash equivalents..................................................     $    18,033,835      $    14,336,872
       Investments................................................................              23,173            1,175,427
       Accounts receivable, net...................................................          31,340,472           35,562,189
       Inventories................................................................          46,805,050           47,748,286
       Prepaid income tax.........................................................           1,858,530                   --
       Deferred income tax benefit................................................           7,743,961            7,743,961
       Other......................................................................           2,521,905            2,377,352
                                                                                      ----------------     ----------------
           Total current assets...................................................         108,326,926          108,944,087
                                                                                      ----------------     ----------------
Property and equipment:
       Machinery and equipment....................................................          50,443,800           47,023,808
       Leasehold improvements.....................................................          33,316,891           30,691,098
       Buildings..................................................................          17,880,244           17,883,700
       Furniture and fixtures.....................................................           6,804,004            6,462,833
       Land.......................................................................           5,786,857            5,786,857
       Construction in progress...................................................           2,297,034              666,481
                                                                                      ----------------     ----------------
                                                                                           116,528,830          108,514,777
       Less-Accumulated depreciation and amortization.............................          46,985,297           38,627,543
                                                                                      ----------------     ----------------
                                                                                            69,543,533           69,887,234
                                                                                      ----------------     ----------------
Deferred financing costs..........................................................          15,105,916                   --
Other assets......................................................................           2,771,448            3,558,347
                                                                                      ----------------     ----------------
                                                                                       $   195,747,823      $   182,389,668
                                                                                      ================     ================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------
Current liabilities:
       Accounts payable...........................................................     $     6,953,378      $     8,303,874
       Accrued expenses...........................................................          13,012,126           11,101,794
       Income taxes payable.......................................................                  --              120,657
       Current portion of long-term debt..........................................           3,229,572              227,979
                                                                                      ----------------     ----------------
           Total current liabilities..............................................          23,195,076           19,754,304

Long-term debt, net of current portion............................................         188,664,889              407,599
Subordinated notes, net of discount...............................................          98,625,611                   --
                                                                                      ----------------     ----------------
           Total liabilities......................................................         310,485,576           20,161,903
                                                                                      ----------------     ----------------
Minority interest.................................................................             654,092              653,435
Mandatorily Redeemable Preferred Stock, $100 stated value: Authorized-3,000,000
  shares, issued and outstanding-250,000 and none, respectively...................          25,000,000                   --
Stockholders' equity (deficit):
       Common Stock, par value $0.01 per share: Authorized-30,000,000 shares,
         issued and outstanding- 6,546,174 and 16,579,484 shares, respectively....              65,462              502,799
       Unrealized loss on securities..............................................             (30,318)             (27,504)
       Cumulative translation adjustment..........................................             169,199              197,249
       Additional paid-in capital.................................................         147,087,032           17,882,672
       Retained earnings..........................................................        (287,683,220)         143,019,114
                                                                                      ----------------     ----------------
           Total stockholders' equity (deficit)...................................        (140,391,845)         161,574,330
                                                                                      ----------------     ----------------
                                                                                       $   195,747,823      $   182,389,668
                                                                                      ================     ================

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                            --------------------------------------------------------------
                                                              August 1,       August 2,        August 1,        August 2,
                                                                 1999            1998            1999             1998
                                                            ------------    ------------    -------------    -------------
                                                                     (unaudited)                      (unaudited)
Net sales..................................................  $70,309,453     $67,726,764     $221,935,006     $206,293,273
Cost of sales..............................................   30,595,866      28,298,475       97,381,765       86,210,644
                                                            ------------    ------------    -------------    -------------
Gross profit...............................................   39,713,587      39,428,289      124,553,241      120,082,629
Selling, general and administrative expenses...............   29,584,083      27,466,146       91,175,121       76,857,692
Transaction fees and expenses..............................   15,036,711              --       15,211,711               --
                                                            ------------    ------------    -------------    -------------
Operating income (loss)....................................   (4,907,207)     11,962,143       18,166,409       43,224,937
Interest expense...........................................    2,041,068              --        2,045,341               --
Other income...............................................      385,194         467,849        1,220,441        1,100,080
                                                            ------------    ------------    -------------    -------------
Income (loss) before income taxes..........................   (6,563,081)     12,429,992       17,341,509       44,325,017
Income tax provision (benefit).............................   (2,695,136)      5,105,041        7,117,259       18,033,451
                                                            ------------    ------------    -------------    -------------
Net income (loss)..........................................   (3,867,945)      7,324,951       10,224,250       26,291,566
                                                            ------------    ------------    -------------    -------------
Comprehensive income (loss), net of tax:
     Foreign currency translation adjustments..............       87,226         (77,067)         (16,550)        (147,292)
     Unrealized loss on securities.........................       (1,589)             --           (1,660)              --
                                                            ------------    ------------    -------------    -------------
Comprehensive income (loss)................................  $(3,782,308)    $ 7,247,884     $ 10,206,040     $ 26,144,274
                                                            ============    ============    =============    =============


Net income (loss) per common share:
     Basic.................................................  $     (0.29)    $      0.44     $       0.64     $       1.57
                                                            ============    ============    =============    =============
     Diluted...............................................  $     (0.29)    $      0.43     $       0.63     $       1.53
                                                            ============    ============    =============    =============
Dividends per share........................................  $     0.025     $     0.025     $      0.075     $      0.075
                                                            ============    ============    =============    =============
Shares used in the calculation of net income per share:
     Basic.................................................   13,850,652      16,741,455       15,670,913       16,707,206
                                                            ============    ============    =============    =============
     Diluted...............................................   13,850,652      17,154,662       16,042,501       17,133,421
                                                            ============    ============    =============    =============



                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Thirty-Nine Weeks Ended
                                                                       -----------------------------------------------
                                                                         August 1, 1999               August 2, 1998
                                                                       ------------------           ------------------
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income.........................................................      $   10,224,250               $   26,291,566
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization.................................          10,930,588                    8,275,770
       Increase in deferred income tax benefit.......................                  --                     (500,000)
       Loss on disposal of property and equipment....................             963,949                      478,275
       Partnership losses............................................             184,594                      252,113
       Minority interest in income of consolidated subsidiaries......                 657                       48,190
       Decrease in accounts receivable...............................           4,221,717                    4,117,122
      (Increase) decrease in inventories.............................             943,236                  (16,509,327)
       Increase in prepaid income taxes..............................          (1,858,530)                  (1,092,178)
      (Increase) decrease in other current assets....................            (144,553)                     236,568
       Increase in other assets......................................            (347,741)                     (48,414)
       Decrease in accounts payable..................................          (1,350,496)                  (2,582,433)
       Increase (decrease) in accrued expenses.......................           1,656,779                   (1,230,303)
       Decrease in income taxes payable..............................            (120,657)                  (2,081,242)
                                                                       ------------------           ------------------
       Net cash provided by operating activities.....................          25,303,793                   15,655,707
                                                                       ------------------           ------------------
Cash flows from investing activities:
       Proceeds from sale of property and equipment..................             175,500                       10,499
       Purchase of property and equipment............................         (10,757,801)                 (16,799,772)
       Purchase of short-term investments............................                  --                     (150,271)
       Sale of short-term investments................................           1,152,254                           --
       Capital distributions from partnership........................             106,500                       58,996
                                                                       ------------------           ------------------
        Net cash used in investing activities........................          (9,323,547)                 (16,880,548)
                                                                       ------------------           ------------------
Cash flows from financing activities:
       Proceeds from credit agreement...............................         190,000,000                           --
       Proceeds from issuance of subordinated notes.................          98,616,000                           --
       Addition to long-term debt...................................           1,427,000                           --
       Principal payments of long-term debt.........................            (169,710)                          --
       Recapitalization.............................................        (311,446,769)                          --
       Issuance of common stock.....................................             796,510                    1,832,968
       Issuance of preferred stock..................................          25,000,000                           --
       Financing fees and expenses..................................         (15,230,905)                          --
       Dividends paid...............................................          (1,244,545)                  (1,668,735)
                                                                       ------------------           ------------------
    Net cash provided by (used in) financing activities..............         (12,252,419)                     164,233
                                                                       ------------------           ------------------

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Thirty-Nine Weeks Ended
                                                                       -----------------------------------------------
                                                                         August 1, 1999               August 2, 1998
                                                                       ------------------          -------------------
                                                                                         (unaudited)
Effect of exchange rate changes......................................             (28,050)                    (248,384)
                                                                       ------------------          -------------------
Unrealized loss on securities........................................              (2,814)                          --
                                                                       ------------------          -------------------
Net increase (decrease) in cash and cash equivalents.................           3,696,963                   (1,308,992)
Beginning balance, cash and cash equivalents.........................          14,336,872                   14,266,564
                                                                       ------------------          -------------------
Ending balance, cash and cash equivalents............................    $     18,033,835             $     12,957,572
                                                                       ==================          ===================
Supplemental disclosures of cash flow information:
  Cash received during the thirty-nine weeks for interest income.....    $        984,558             $      1,115,220
                                                                       ==================          ===================
    Cash paid during the thirty-nine weeks for:
        Interest expense.............................................    $          7,179             $            338
                                                                       ==================          ===================
        Income taxes.................................................    $     10,455,685             $     20,910,962
                                                                       ==================          ===================



                            See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated and its subsidiaries (collectively referred to herein as "the Company") reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K for St. John Knits, Inc. ("St. John") for the year ended November 1, 1998 as filed with the Securities and Exchange Commission on January 29, 1999. Prior to July 7, 1999, the Company was a wholly owned subsidiary of St. John. On July 7, 1999, pursuant to the terms of the Agreement and Plan of Merger dated February 2, 1999 (the "Merger Agreement") by and among the Company, St. John, SJKAcquisition, Inc. and Pearl Acquisition Corp., St. John became a wholly owned subsidiary of the Company.


     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending October 31, 1999.


2.  Summary of Accounting Policies

 a.  Company Operations

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques and outlets. All intercompany and interdivisional transactions and accounts have been eliminated.


 b.  Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were August 1, 1999 and August 2, 1998.


3.  Dividends

     St. John declared a quarterly dividend of $0.025 per share on June 8, 1999 for all shareholders of record on June 24, 1999. The dividend was paid on July 22, 1999.


4.  Earnings Per Share

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Under SFAS No. 128, basic earnings per share includes the weighted average number of common shares outstanding during the period and excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     The following is a reconciliation of the Company's net income (loss) and weighted average shares outstanding for the purpose of calculating basic and diluted earnings (loss) per share for all periods presented (in thousands, except per share data):


                                                                      Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                                  ----------------------------      ----------------------------
                                                                   August 1,        August 2,        August 1,         August 2,
                                                                      1999             1998            1999             1998
                                                                  -----------      -----------      ----------       -----------
                                                                          (unaudited)                       (unaudited)
Net income (loss).............................................        $(3,868)         $ 7,325         $10,224           $26,292
Less:  preferred stock dividends, net of tax..................           (156)              --            (156)               --
                                                                  -----------      -----------      ----------       -----------
Income (loss) allocated to common stockholders................        $(4,024)         $ 7,325         $10,068           $26,292
                                                                  ===========      ===========      ==========       ===========
Weighted average shares outstanding...........................         13,851           16,741          15,671            16,707
                                                                  ===========      ===========      ==========       ===========
Basic earnings (loss) per share...............................        $ (0.29)         $  0.44         $  0.64           $  1.57
                                                                  ===========      ===========      ==========       ===========
Add:  dilutive effective stock options........................             --              414             372               426
                                                                  -----------      -----------      ----------       -----------
Shares used to calculate diluted earnings (loss) per share....         13,851           17,155          16,043            17,133
                                                                  ===========      ===========      ==========       ===========
Diluted earnings (loss) per share.............................        $ (0.29)         $  0.43         $  0.63           $  1.53
                                                                  ===========      ===========      ==========       ===========

5.  Comprehensive Income

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" during the first quarter of fiscal 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

6.  Deferred Compensation

     In accordance with the employment agreement between the Company and Robert
E. Gray, the Company's Chairman and CEO, a portion of the annual salary payable to Robert E. Gray was deferred. The deferred portion of the compensation was paid into an irrevocable "rabbi" trust and was expensed as it was earned. At August 1, 1999, the balance in the trust and the corresponding liability were approximately $2 million and are not reflected in the Consolidated Balance Sheets.

7.  Inventories

     A summary of the components of inventories is as follows:

                                                            August 1,            November 1,
                                                              1999                  1998
                                                        --------------        --------------
Raw materials........................................     $12,927,086          $14,529,822
Work in process......................................       8,995,569            8,896,248
Finished products....................................      24,882,395           24,322,216
                                                        -------------          -----------
                                                          $46,805,050          $47,748,286
                                                        =============          ===========

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


8.   Agreement and Plan of Merger

     On July 7, 1999, (a) SJKAcquisition, Inc., a California corporation and direct wholly owned subsidiary of the Company, merged with and into St. John, with St. John surviving the merger (the "Reorganization Merger") and (b) Pearl Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of Vestar/Gray Investors LLC, a Delaware limited liability company ("Pearl"), merged with and into the Company, with the Company surviving the merger (the "Acquisition Merger" and together with the Reorganization Merger, the "Mergers"), as contemplated by the Merger Agreement. As a result of the Mergers, St. John became a wholly owned subsidiary of the Company. Immediately after the Mergers, the Company was approximately 7% owned by former shareholders of St. John, other than Robert E. Gray, Marie Gray and Kelly A. Gray (the "Grays"), and approximately 93% owned by Vestar/Gray Investors LLC. Vestar/Gray Investors LLC is approximately 84% owned by an affiliate of Vestar Capital Partners III, L.P. and 16% owned by the Grays.

     As a result of the Mergers, except for fractional shares and shares owned by St. John, Pearl, Vestar/Gray Investors LLC and the Grays, and subject to proration, each issued and outstanding share of St. John prior to the Reorganization Merger was converted into the right to receive either $30 in cash or, for each former issued and outstanding share of common stock of St. John with respect to which an election had been made and not withdrawn in accordance with the Merger Agreement, one fully paid and non-assessable share of the Company's common stock, with a total of 455,969 shares (after elimination of fractional shares) of the Company issued to former shareholders of St. John, other than the Grays.

     The aggregate cash consideration paid to Company stockholders in connection with the Mergers was approximately $448.7 million. The Company financed the Mergers with proceeds from senior secured credit facilities of $215.0 million, an equity contribution by Vestar/Gray Investors LLC of $146.5 million, a subordinated debt offering of $100.0 million and the issuance of preferred stock of $25.0 million. The transaction was recorded as a recapitalization. Expenses related to the new debt financing of approximately $15.2 million have been recorded as deferred financing costs and are being amortized over the life of the related debt. Expenses related to the purchase of the Company's outstanding stock of approximately $9.3 million have been reflected as a reduction in additional paid-in capital. Expenses totaling approximately $15.0 million were incurred during the third quarter of fiscal 1999 related to the Mergers and are included in the net loss. These expenses were primarily related to payments made to settle the Company's outstanding stock options in connection with the Mergers.

9.   Long-Term Debt

     In order to finance a portion of the cash consideration paid pursuant to the Mergers, the Company entered into a credit agreement with a group of financial institutions, which provides for an aggregate principal amount of loans totaling $215 million (the "Credit Agreement"). The Credit Agreement consists of three facilities: (i) Tranche A facility totaling $75 million which matures July 31, 2005, (ii) Tranche B facility totaling $115 million which matures July 31, 2007 and (iii) the revolving credit facility totaling $25 million which matures July 31, 2005.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     Borrowings under the Tranche A facility and the revolving credit facility bear interest at a floating rate, which is based upon the leverage ratio of the Company, but cannot exceed the banks' borrowing rate plus 2.0% or a Eurodollar rate plus 3.0%. Borrowings under the Tranche B facility bear interest at a floating rate, which is also based upon the leverage ratio of the Company, but cannot exceed the banks' borrowing rate plus 2.5% or a Eurodollar rate plus 3.5%. In addition, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility of 0.5% per year.

     Borrowings under the Tranche A facility mature quarterly beginning October 31, 1999, while borrowings under the Tranche B facility mature quarterly beginning October 31, 2000. The term loans require a mandatory prepayment based upon the excess cash flow of the Company beginning in fiscal year 2000.

     The obligations of the Company under the Credit Agreement are guaranteed by each domestic subsidiary of the Company, including St. John, and to the extent no adverse tax consequences would result from such guarantees, each foreign subsidiary of the Company. The Credit Agreement and the related guarantees are secured by (a) a pledge of 100% of the capital stock of each domestic subsidiary of the Company, including St. John, and 65% of each foreign subsidiary of the Company and (b) a security interest in, and mortgage on, substantially all the assets of the Company and each domestic subsidiary of the Company, including St. John, and to the extent no adverse tax consequences would result therefrom, each foreign subsidiary of the Company.

     The Credit Agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations.

     The Credit Agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of Tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 75% of Excess Cash Flow (as defined in the Credit Agreement); and (ii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company's financial performance).

     In addition to the credit facilities described above, the Company sold $100 million of senior subordinated notes (the "Notes") to help finance the Mergers. The Notes are unsecured and mature on July 1, 2009. The Notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on the Notes is payable semiannually to the holders of record. The Notes are subject to redemption by the Company on or after July 1, 2004. In addition, on or before July 1, 2002, the Company may redeem up to 35% of the outstanding Notes with the net cash proceeds of certain equity offerings. The indenture governing the Notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The Company will be obligated to pay certain liquidated damages to holders of the Notes if the Company does not file a registration statement providing for a registered exchange offer for the Notes, if the registration

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


statement is not declared effective or if the exchange offer for the Notes is not consummated, in each case within certain specified times after the date of issuance of the Notes. The Company filed such registration statement providing for a registered exchange offer for the Notes on September 3, 1999. Such registration statement has not yet been declared effective by the Securities and Exchange Commission.

10.  Mandatorily Redeemable Preferred Stock

     In order to finance a portion of the cash consideration paid in the Mergers, the Company issued 250,000 shares of 15 1/4% Mandatorily Redeemable/Exchangeable Preferred Stock due 2010 (the "Preferred Stock") to Vestar/SJK Investors LLC. The liquidation preference of the Preferred Stock is $100 per share. The Preferred Stock ranks junior in right of payment to all liabilities and obligations (whether or not for borrowed money) of the Company (other than common stock of the Company and any preferred stock of the Company which by its terms is on parity with or junior to the Preferred Stock). Holders of the Preferred Stock will be entitled to receive, when, and if declared by the Board of Directors of the Company, out of funds legally available therefor, dividends on the Preferred Stock, at an annual rate equal to 15 1/4%, provided that if dividends are not paid on a dividend payment date, dividends will continue to accrue on unpaid dividends. Dividends on the Preferred Stock may only be paid in cash if permitted under the terms of the Company's senior secured credit facilities, indenture and other contractual arrangements. Dividends accrue from the date of issuance and are payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. If permitted under the terms of the Company's senior secured credit facilities, the indenture and other contractual arrangements, the Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company at specified redemption prices. On July 1, 2010, the Company is required to redeem (subject to contractual and other restrictions with respect thereto and to the legal availability of funds therefor) all outstanding shares of Preferred Stock at a price equal to the liquidation value thereof plus all accumulated dividends to the date of redemption. The Company may, at its option, exchange all, but not less than all, of the shares of the then outstanding Preferred Stock for debentures of the Company in a principal amount equal to the liquidation value of the Preferred Stock plus accumulated dividends. The exchange debentures will bear interest at 15 1/4% per year, have a final stated maturity of July 1, 2010, have optional redemption provisions comparable to the Preferred Stock and will have customary covenants and events of default. The Company may not cause the exchange of the Preferred Stock for debentures unless permitted under the terms of the Company's senior secured credit facilities, the indenture and other contractual arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                       Percent of Net Sales               Percent of Net Sales
                                                                       Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                                        ("Third Quarter")                    ("Nine Months")
                                                              -----------------------------------   -------------------------------
                                                                  August 1,         August 2,           August 1,       August 2,
                                                                    1999               1998               1999            1998
                                                              --------------     -------------      --------------    -------------
Net sales.............................................              100.0%            100.0%             100.0%           100.0%
Cost of sales.........................................               43.5              41.8               43.9             41.8
                                                              --------------     -------------      --------------    -------------
Gross profit..........................................               56.5              58.2               56.1             58.2
Selling, general and administrative expenses..........               42.1              40.6               41.1             37.3
Transaction fees and expenses.........................               21.4                --                6.9               --
                                                              --------------     -------------      --------------    -------------
Operating income (loss)...............................               (7.0)             17.6                8.1             20.9
Interest expense......................................                2.9                --                0.9               --
Other income..........................................                0.5               0.7                0.5              0.5
                                                              --------------     -------------      --------------    -------------
Income (loss) before income taxes.....................               (9.4)             18.3                7.7             21.4
Income tax provision (benefit)........................               (3.8)              7.5                3.2              8.7
                                                              --------------     -------------      --------------    -------------
Net income (loss).....................................               (5.6)%            10.8%               4.5%            12.7%
                                                              ==============     =============      ==============    =============

Third quarter fiscal 1999 compared to third quarter fiscal 1998

     Net sales for the third quarter of fiscal 1999 increased by $2,583,000, or 3.8% over the third quarter of fiscal 1998. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $2,817,000, due in part to the expansion of the Las Vegas and South Coast Plaza boutiques which were completed in May 1998 and December 1998, respectively, and the addition of one retail boutique in Scottsdale, Arizona and one outlet store since the beginning of the third quarter of fiscal 1998 and
(ii) an increase in international sales of $1,954,000, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997 ("St. John Company, Ltd."). These increases were offset by a net decrease of $2,188,000 in sales to existing domestic retail customers, primarily due to the discontinuance of the SJK line, the closure of three St. John Home stores and the transfer of one store to a former joint venture partner. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the third quarter of fiscal 1999 increased by $285,000, or .7% as compared with the third quarter of fiscal 1998, and decreased as a percentage of net sales to 56.5% from 58.2%. This decrease in the gross profit margin was primarily due to a decrease in the gross margin for the Knitwear line, due to increased production costs which were not offset by a corresponding increase in the selling price.

     Selling, general and administrative expenses for the third quarter of fiscal 1999 increased by $2,118,000, or 7.7% over the third quarter of fiscal 1998, and increased as a percentage of net sales to 42.1% from 40.6%. This increase was primarily due to the write-off of the costs associated with the acquisition of a trademark which is no longer being used.

     Transaction fees and expenses represent costs directly associated with the completion of the Agreement and Plan of Merger described below, including $13,792,000 of costs related to payments made to settle the Company's outstanding stock options.

     Operating income for the third quarter of fiscal 1999 decreased by $16,869,000, or 141.0% over the third quarter of fiscal 1998. Operating income as percentage of net sales decreased to -7.0% from 17.6% during the same period. This decrease in the operating income as a percentage of net sales was due to transaction fees and expenses recorded during the third quarter of fiscal 1999, a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the third quarter of fiscal 1999 increased to $2,041,000. Interest expense recorded during the period was a result of the debt acquired to finance a portion of the cash consideration paid pursuant to the Mergers, which were completed on July 7, 1999.

First nine months fiscal 1999 compared to first nine months fiscal 1998

     Net sales for the first nine months of fiscal 1999 increased by $15,642,000, or 7.6% over the first nine months of fiscal 1998. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $10,693,000, due in part to the expansion of the Las Vegas and South Coast Plaza boutiques which were completed in May 1998 and December 1998, respectively, and the addition of one retail boutique in Scottsdale, Arizona and one outlet store since the beginning of fiscal 1998,
(ii) an increase in sales of approximately $3,082,000 recorded by St. John Home Stores, LLC, which commenced operations during the fourth quarter of fiscal 1997 and (iii) an increase in international sales of $3,788,000, which includes the sales of St. John Company, Ltd. These increases were offset by a net decrease of $1,921,000 in sales to existing domestic retail customers, primarily due to the discontinuance of the SJK line. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first nine months of fiscal 1999 increased by $4,471,000, or 3.7% as compared with the first nine months of fiscal 1998, and decreased as a percentage of net sales to 56.1% from 58.2%. This decrease in the gross profit margin was primarily due to a decrease in the gross margin for the Knitwear line, due to increased production costs which were not offset by a corresponding increase in the selling price. This increase in the production costs was due in part to the reevaluation of the Company's quality control program and the related procedures which were implemented during the second half of fiscal 1998.

     Selling, general and administrative expenses for the first nine months of fiscal 1999 increased by $14,317,000, or 18.6% over the first nine months of fiscal 1998, and increased as a percentage of net sales to 41.1% from 37.3%. This increase was primarily due to (i) an increase in selling expenses due to increased costs of promoting and marketing its products to its major customers,
(ii) non-recurring expenses incurred in connection with resolving the litigation involving Amen Wardy Home stores and the closure of three such stores and (iii) the write-off of the costs associated with the acquisition of a trademark which is no longer being used.

     Transaction fees and expenses represent costs directly associated with the completion of the Agreement and Plan of Merger described below, including $13,792,000 of costs related to payments made to settle the Company's outstanding stock options.

     Operating income for the first nine months of fiscal 1999 decreased by $25,059,000, or 58.0% over the first nine months of fiscal 1998. Operating income as percentage of net sales decreased to 8.1% from 20.9% during the same period. This decrease in the operating income as a percentage of net sales was due to transaction fees and expenses recorded during the third quarter of fiscal 1999, a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the first nine months of fiscal 1999 increased to $2,045,000. Interest expense recorded during the period was a result of the debt acquired to finance a portion of the cash consideration paid pursuant to the Mergers, which were completed on July 7, 1999.

Agreement and Plan of Merger

     On July 7, 1999, (a) SJKAcquisition, Inc., a California corporation ("SJK Acquisition") and direct wholly owned subsidiary of the Company, merged with and into St. John Knits, Inc., a California corporation ("St. John"), with St. John surviving the merger (the "Reorganization Merger") and (b) Pearl Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of Vestar/Gray Investors LLC, a Delaware limited liability company ("Pearl"), merged with and into the Company, with the Company surviving the merger (the "Acquisition Merger" and together with the Reorganization Merger, the "Mergers"), as contemplated by the Agreement and Plan of Merger, dated as of February 2, 1999, among the Company, St. John, SJKAcquisition and Pearl. As a result of the Mergers, St. John became a wholly owned subsidiary of the Company. Immediately after the Mergers, the Company was approximately 7% owned by former shareholders of St. John, other than Robert E. Gray, Marie Gray and Kelly A. Gray (the "Grays"), and approximately 93% owned by Vestar/Gray Investors LLC. Vestar/Gray Investors LLC is approximately 84% owned by an affiliate of Vestar

Capital Partners III, L.P. and 16% owned by the Grays. The Reorganization Merger was approved by the shareholders of St. John at a Special Meeting of Shareholders on June 28, 1999.

   As a result of the Mergers, except for fractional shares and shares owned by St. John, Pearl, Vestar/Gray Investors LLC and the Grays, and subject to proration, each issued and outstanding share of St. John prior to the Reorganization Merger was converted into the right to receive either $30 in cash or, for each former issued and outstanding share of common stock of St. John with respect to which an election had been made and not withdrawn in accordance with the Merger Agreement, one fully paid and non-assessable share of the Company's common stock, with a total of 455,969 shares (after elimination of fractional shares) of the Company issued to former shareholders of St. John, other than the Grays.

Liquidity and Capital Resources

   St. John Knits International, Incorporated is effectively a holding company and accordingly, must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans.

   The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 1999, cash provided by operating activities was $25,304,000. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable. Cash used in investing activities was $9,324,000 during the first nine months of fiscal 1999. The principal use of cash in investing activities was for the purchase of electronic knitting machines, the construction of leasehold improvements for a new boutique location in South Coast Plaza in Costa Mesa, California and the completion of leasehold improvements for a new St. John Home store at South Coast Plaza. Cash used in financing activities was $12,252,000 during the first nine months of fiscal 1999. Cash provided by financing activities included $190,000,000 provided by senior secured credit facilities, $98,616,000 provided by the sale of senior subordinated notes, and $25,000,000 provided by the issuance of preferred stock. Cash used in financing activities related to the Mergers was $311,447,000 and $15,231,000 was paid as fees and expenses related to the acquisition of the financing.

   The Company anticipates purchasing property and equipment of approximately $5,500,000 during the remainder of fiscal 1999. The estimated $5,500,000 will be used principally for the purchase of computerized knitting machines, upgrades to the Company's computer systems, expansion of the retail boutique in Boston and the construction of leasehold improvements for a new boutique location in Hawaii and a new boutique in Portland, Oregon.

   As of August 1, 1999, the Company had approximately $85,132,000 in working capital and $18,057,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25,000,000 revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 2.0% (8.0% at August 1, 1999) or a Eurodollar rate plus 3.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of August 1,

1999, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash primarily in a money market fund and investment grade commercial paper.

   Total debt outstanding increased $289.9 million to $290.5 million at August 1, 1999, as compared to the amount outstanding at November 1, 1998. This increase is due to the Mergers completed on July 7, 1999. The Company's outstanding debt is comprised of bank borrowings of $191.9 million and senior subordinated notes of $98.6 million. Note 9 to the Consolidated Financial Statements outlines certain terms and conditions of the Company's senior secured credit facilities and senior subordinated notes. In addition, Note 10 outlines certain terms and conditions of the Company's 15 1/4% Exchangeable Preferred Stock issued in connection with the Mergers.

   The Company's primary ongoing cash requirements will be for debt service and capital expenditures. The Company's debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on its senior subordinated notes. The Company believes it will be able to finance its debt service and capital expenditure requirements for the foreseeable future with internally generated funds and availability under the Company's revolving credit facility.

  St. John declared a quarterly cash dividend of $0.025 per share on June 8, 1999 which was paid on July 22, 1999 to shareholders of record on June 24, 1999. As a result of the Mergers, the Company's ability to pay dividends is restricted by the terms of the Company's senior secured credit facilities and senior subordinated note indenture. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

  The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $47,309,000 and $51,998,000 for the first nine months of fiscal 1999 and 1998, respectively. The credit agreement is filed as Exhibit
(a)(1) to the Company's Amendment no. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Year 2000

  The Company uses various types of technology in the operations of its business. Some of this technology incorporates date identification functions; however, many of these date identification functions were developed to use only two digits to identify a year. These date identification functions, if not corrected, could cause their relating technology to fail or create erroneous results by or at the year 2000.

  The Company is continuing to monitor the impact of Year 2000 issues on its information and non-information technology systems. As part of this process, the Company retained the services of an independent contractor with experience in analyzing and addressing Year 2000 issues. In addition, the Company developed a five-phased plan with respect to the Year 2000 readiness of its internal technology systems. This plan involves (i) creating awareness inside the Company of Year 2000 issues, (ii) analyzing the Company's Year 2000 state of readiness,
(iii) correcting systems or acquiring new ones as needed, (iv) testing the corrected or new systems and (v) incorporating the corrected or new systems into the Company's business. The Company has substantially completed all five phases of the plan.

  The Company has also developed a plan to address the impact that Year 2000 issues of its vendors and customers may have on the Company's operations. The Company is finalizing its evaluation of the materiality of its vendor and customer relationships and has initiated communications with certain of its significant vendors and customers to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. The Company has substantially completed its evaluation; however there can be no assurances that the Year 2000 compliance efforts will be successful or that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's business, operations or financial condition. In the event that satisfactory completion of the Company's Year 2000 evaluation of its vendors and customers is not assured by the end of fiscal 1999, the Company intends to determine appropriate contingency plans.

  As of August 1, 1999, the Company had incurred approximately $619,000 in costs related to the Year 2000 issue. The Company believes that additional costs related to the Year 2000 issue will not be material to the Company's business, operations or financial condition. However, estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved, and actual costs could be materially greater than anticipated. The Company anticipates that it will fund its additional Year 2000 costs from current working capital.

Forward Looking Statements

  This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 1999, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility, (iii) the Company's anticipation that it will not pay cash dividends on its common stock in the future, (iv) the Company's anticipated completion of its Year 2000 readiness plans and (v) the costs and source of funds to address the Company's Year 2000 issues.

  These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) any unanticipated problems or delays in the completion by the Company to become Year 2000 ready or the failure of the Company's vendors or customers to do so.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established procedures and controls, the Company enters into forward contracts. These contractual arrangements are entered with a major financial institution. The

Company does not hold derivative financial instruments for trading.

  The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are entered into at the time the Company prices its products. The Company's primary exposure to foreign exchange fluctuation is on the deutsche mark and the Euro. At August 1, 1999, the Company had contracts maturing through November 30, 1999 to sell 3.5 million deutsche marks at a rate of 1.66 deutsche marks to the U.S. dollar. The Company also had contracts maturing through February 29, 2000 to sell 2.2 million Euros at rates ranging from 1.05 to 1.06 U.S. dollars to the Euro.

  The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the Mergers. The Company also holds fixed rate subordinated notes. The Company is not currently utilizing any type of derivative financial instruments to control its interest rate risk.

  For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.9 million.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

   Prior to the consummation of the Mergers, the Company's certificate of incorporation was amended to increase the authorized shares of the Company's common stock from 10,000 shares to 30,000,000 shares and to increase the authorized shares of the Company's preferred stock from no shares to 3,000,000 shares. On July 7, 1999, in order to finance a portion of the cash consideration paid in the Mergers, the Company issued 250,000 shares of 15 1/4% Exchangeable Preferred Stock due 2010 (the "Preferred Stock") to Vestar/SJK Investors LLC for $25,000,000 in cash. The issuance of Preferred Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 4. Submission of matters to a Vote of Security-Holders

  A special meeting of the shareholders of St. John was held on June 28, 1999. At the special meeting of the shareholders, the shareholders approved the principal terms of the Reorganization Merger found in the Agreement and Plan of Merger. Voting at the meeting was as follows:

  For              12,152,763
  Against           1,049,414
  Withheld             21,259

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits required by Item 601 of Regulation S-K.

     10.1 Wool Yarn Purchase Agreement dated March 4, 1999 by and between the Company and Kent Manufacturing Company

     10.2 Form of Indemnity Agreement by and between St. John Knits, Inc., St. John Knits International and each of their directors and officers

     27.1  Financial Data Schedule

 (b) Reports on Form 8-K.

     1. On June 10, 1999, St. John filed a Form 8-K with the Securities and Exchange Commission reporting earnings for the second quarter ended May 2, 1999 and the six month period then ended.

     2. On June 11, 1999, St. John filed a Form 8-K with the Securities and Exchange Commission disclosing certain proforma financial information.

     3. On June 30, 1999, St. John filed a Form 8-K with the Securities and Exchange Commission reporting that the shareholders had approved the Reorganization Merger.

     4. On July 13, 1999, St. John and the Company each filed a Form 8-K with the Securities and Exchange Commission reporting that on July 7, 1999 there was a change in control of St. John and the Company.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


September 13, 1999                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                                           By:           /s/ Bob Gray
                                                  ------------------------------
                                                             Bob Gray
                                                     Chairman of the Board and
                                                      Chief Executive Officer


                                           By:           /s/ Roger G. Ruppert
                                                  ------------------------------
                                                          Roger G. Ruppert
                                                  Senior Vice President-Finance,
                                                      Chief Financial Officer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

  Exhibit                                                        Sequentially
  Number                 Description of Exhibit                  Numbered Page
  ------                 ----------------------                  -------------
   10.1 Wool Yarn Purchase Agreement dated March 4, 1999 by and between the Company and Kent Manufacturing
             Company
   10.2      Form of Indemnity Agreement by and between St. John
             Knits, Inc., St. John Knits International and each of their directors and officers
   27.1      Financial Data Schedule