Form 10-K
period 1999-10-31
ST JOHN KNITS INTERNATIONAL INC
filed 2000-01-28
CIK 1080280

=============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended October 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the transition period from     to

                       Commission File Number 333-73107


                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            (Exact name of registrant as specified in its charter)


                 Delaware                                 52-2061057
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification Number)

           17422 Derian Avenue
           Irvine, California                                92614
  (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code: (949) 863-1171

     Securities registered pursuant to Section 12(b) or 12(g) of the Act:

                                     None

          Securities registered pursuant to Section 15(d) of the Act:

                             Title of each class:
                             -------------------
                  12  1/2% Senior Subordinated Notes due 2009

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___*
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. *

*  The Registrant is not subject to the reporting requirements of Item 405.

     As of January 18, 2000, the Registrant had 6,546,174 shares of Common Stock outstanding, and the aggregate market value of Registrant's Common Stock held by nonaffiliates was $6,515,023 (based on the average bid and ask prices of the Common Stock on such date of $14.375 as reported on the OTC Bulletin Board quotation system).


=============================================================================

                                     INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
                                                        PART I
ITEM 1.    Business.....................................................................................   3
ITEM 2.    Properties...................................................................................  14
ITEM 3.    Legal Proceedings............................................................................  15
ITEM 4.    Submission of Matters to a Vote of Security holders..........................................  16
                                                        PART II
ITEM 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................  17
ITEM 6.    Selected Financial Data......................................................................  18
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........  19
ITEM 7a.   Quantitative and Qualitative Disclosure About Market Risk....................................  24
ITEM 8.    Financial Statements and Supplementary Data..................................................  24
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  24
                                                        PART III
ITEM 10.   Directors and Executive Officers of the Registrant...........................................  25
ITEM 11.   Executive Compensation.......................................................................  27
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management...............................  31
ITEM 13.   Certain Relationships and Related Transactions...............................................  32
                                                        PART IV
ITEM 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................  34

                                    PART I

Item 1.  BUSINESS

Overview

     St. John Knits International, Incorporated ("SJKI" and together with its subsidiaries, the "company") is a leading designer, manufacturer and marketer of fine women's clothing and accessories. The St. John name has been associated with high quality women's knitwear for over 35 years. The company's core knitwear product line consists of a collection of lifestyle clothing for women's business, evening and casual needs. The company manufactures its products primarily to order and distributes them on a highly selective basis through a group of upscale retailers with whom it has long-term relationships, as well as through company-owned stores.

     The company's core knitwear products are considered unique and highly desirable by customers due to their classic styling, durability, comfort, fit and quality. These attributes, combined with selective distribution and targeted advertising, have created a loyal base of customers consisting of professional and higher-income women.

Products

St. John


     The company's products are organized primarily into six separate product lines: Knitwear, Sport, Griffith & Gray, Shoes, Accessories and Fragrance.

Knitwear. The company organizes its St. John Knitwear into four groups:
Collection, Dressy, Basics and Couture. Due to the breadth of each product group, the company competes in most segments of women's designer clothing. The company's knitwear products are sold as a collection of lifestyle clothing for women's business, evening and casual needs. Due to its all-purpose weight, St. John Knitwear is a year-round product, not confined to a single season or climate. The company manufactures all of its knitwear products and designs knitwear collections to encourage consumers to coordinate outfits, resulting in multiple product purchases within a collection.


     Collection.  The company is best known for its Collection line consisting
     -----------
     of elegant ready-to-wear styles. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a tailored look. The Collection line also includes jackets, pants, skirts, coats and sweaters. All items in the line are sold as separates, including two-piece suit styles.

     Dressy. The Dressy line consists of dresses, theater suits and dressy
     -------
     separates. The look of the Dressy line is one of understated elegance enhanced by innovative touches, such as layers of transparent paillettes and sequins, embroidered sleeves or glittery collars and cuffs.

     Basics. The Basics line is comprised of products which are sold throughout
     -------
     the year and which generally do not vary by season. These products consist of classic jackets, skirts and pants that are an integral part of women's wardrobes, all in solid black, white or navy. Simplicity of design and color allows these products to be combined with any number of styles from any of the company's product lines and worn for daytime or dressed up for evening. Retailers' inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

     Couture. The Couture line is the company's most exclusive group of day and
     --------
     evening apparel and is produced in limited quantities. The day group includes dresses and two-piece suits which are designed with elegant embroidery. The evening group consists of two-piece suits and long gowns. Both groups are designed using colored paillettes and sequins.


Sport. St. John Sport is a line of activewear which includes jackets, skirts, pants, tops and jeans and is targeted to our core knitwear customers. The line is manufactured primarily in the company's production facilities using woven fabrics purchased in Italy.

Griffith & Gray. Griffith & Gray includes suits, coats, dresses, separates and eveningwear. The line targets a slightly younger customer than the core Knitwear line. Approximately half of the line is manufactured in the company's facilities, including various knit styles. The balance of the line is manufactured by outside contractors located in Italy using high quality European woven fabrics. Commencing with the Fall 1999 line, Griffith & Gray will be carried exclusively in our company-owned stores.

Shoes. The St. John Shoe line consists of pumps, sling backs, loafers and boots, manufactured in Italy using high quality Italian leather. Shoes are designed to match the styles and colors of the Knitwear line. During fiscal 1997, the company began distribution of the Shoe line to most of its major customers in the United States.

Accessories. The Accessories line is comprised of fine jewelry, scarves, belts and handbags. All Accessories are color coordinated with the various fashion collections. Four collections of upscale jewelry are produced each year.

Fragrance. The Fragrance line includes perfume, eau de parfum, perfumed body mist, body cream, lotion, body powder and bath products. The Fragrance line includes two scents, the signature fragrance, St. John, and White Camellia, both marketed as accessories to the St. John apparel line through most of the company's major customers and company-owned retail stores. During fiscal 1997, the company signed a distribution agreement to allow a third party the right to distribute the Fragrance line in the United States.


     The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.



                                                                               Range of Suggested
     Product Line                         Selected Products                       Retail Prices
     ------------                         -----------------                       -------------
     Knitwear
       Collection         Dresses, Two-Piece Suits, Jackets, Pants, Skirts,        $350-$1,400
                          Coats, Sweaters, Separates
       Dressy             Dresses, Theater Suits, Dressy Separates                 $650-$2,000
       Basics             Skirts, Jackets, Pants                                   $160-$  690
       Couture            Dresses, Gowns, Two-Piece Suits                          $900-$3,300
     Accessories          Jewelry, Scarves, Belts, Handbags                        $ 60-$  525
     Sport                Jackets, Skirts, Pants, Tops, Jeans                      $ 95-$1,100
     Griffith & Gray      Suits, Coats, Dresses, Separates, Eveningwear            $200-$1,800
     Shoes                Pumps, Sling Backs, Loafers, Boots                       $210-$  375
     Fragrance            Perfume, Bath Products                                   $ 25-$  250

Sales by Division

  The following is a comparison of the net sales by division for the past three fiscal years (in 000's):


                                                                                          Fiscal Years
                                                                         ----------------------------------------------
                                                                           1999               1998            1997
                                                                           -----              ----            ----
          Knitwear.................................................      $214,086            $198,458        $173,550
          Company-Owned Retail Stores..............................        89,577              74,330          64,154
          Sport....................................................        12,521               9,912           8,545
          SJK......................................................          (646)/(1)/         9,011           1,980(2)
          Jewelry & Accessories....................................         6,362               8,750           9,328
          Shoes....................................................         7,964               6,439           3,441
          St. John Home............................................         8,552               6,260             293(2)
          Griffith & Gray..........................................         2,672               5,952           5,605
          Coat.....................................................             2/(1)/          1,446           2,440
          St. John Company, Ltd....................................         5,996               4,415           1,781(2)
          St. John Asia, Ltd.......................................           308                  --              --
          Fragrance................................................         1,581               2,263           1,725
          Sales Elimination........................................       (48,692)            (45,275)        (30,741)
                                                                         --------            --------        --------
          Total Net Sales..........................................      $300,283            $281,961        $242,101
                                                                         ========            ========        ========

_________________
     (1) The SJK and Coat lines were discontinued at the end of fiscal 1998.

     (2) The SJK line began shipping during the fourth quarter of fiscal 1997. St. John Home began operations during the fourth quarter of fiscal 1997 with the opening of its first two stores. St. John Company, Ltd. also began operations during the fourth quarter of fiscal 1997.

Licenses

     The company has license agreements to manufacture and sell eyewear and coats under the St. John name. The eyewear line was launched during fiscal 1998. In February 1999, the company signed a licensing agreement to create a new line of women's coats. The new St. John Coat Collection will offer the usual classic styles, elegance and superior quality which St. John customers have come to expect. The new line was launched in August 1999. Prior to the license agreement, the company's Coat Collection, consisting primarily of faux fur coats in various styles and colors, was manufactured in the company's factories using fabric imported from Europe.

     During fiscal 1999, the company cancelled its license agreement for the manufacture and sale of watches.

St. John Home

     The company operates two home furnishing stores, located in Scottsdale, Arizona and Costa Mesa, California, under the name St. John Home. In addition, the company operates one St. John Home outlet store in Nevada that opened in June 1999. St. John Home stores sell upscale home furnishings and gift items. The company previously operated six home furnishing stores through a joint venture which was terminated in May 1999. Three of those stores were closed, and one was transferred to the joint venture partner.

Manufacturing

     The company has developed a vertically integrated manufacturing process which it believes is unique and critical to its success. During fiscal 1999, approximately 94% of the company's products were manufactured at the company's own facilities, while the remaining 6% was manufactured by outside contractors, primarily in Europe. The company twists and dyes its yarn, as well as knits, constructs, presses and finishes its knitwear products, in its seven facilities located in Southern California and one facility located in Mexico. The company manufactures its knitwear using its highly automated electronic knitting machines coupled with a skilled labor force. The company also manufactures its own jewelry and hardware for its products. Products not manufactured by the company principally consist of the Griffith & Gray and Shoe product lines as well as home furnishings, handbags, scarves, belts and fragrances.

     The company believes that its vertical integration differentiates it from other apparel manufacturers and has been critical to its success because it enables the company to manufacture products to order, maximize manufacturing flexibility and maintain superior quality control. The company believes that the ability to produce to order limits its exposure to both the inventory and market risks associated with many apparel companies that source products internationally. The company's in-house manufacturing capabilities also enable it to quickly increase production of popular styles. The company's ability to control every aspect of the manufacturing process allows it to consistently produce garments to its high quality standards. Finally, the company believes that its vertical integration has enabled it to consistently achieve margins that are among the highest in the apparel industry.

     The manufacturing process begins with the twisting together of wool and rayon on the company's precision twisting machines in a proprietary process that produces the company's "Santana" yarn. The twisted yarn is transferred to the company's dye house for dyeing based on garment orders received. The dyed yarn is knit on the company's computerized electronic knitting machines and then cut, assembled and finished in the company's linking, seaming and hand finishing facilities. The company's jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers, pins and other accessories. The company also manufactures many of its woven products, as well as blouses, jeans and certain scarves.

     During fiscal 1998, the company completed a new jewelry and garment hardware manufacturing facility in Mexico. The new facility gives the company additional manufacturing capacity as well as the ability to lower the cost of certain labor-intensive jewelry and hardware components through reduced labor costs. In addition, workers at the Mexico facility apply paillettes and sequins to some of the company's apparel products.

Quality Control

     The company has achieved its quality reputation by vertically integrating manufacturing processes and maintaining control over its operations. The expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the company's standards on a consistent and timely basis. The company's quality control program is designed to enable all finished goods to meet the company's standards. During the second quarter of fiscal 1998, the company incurred additional labor costs to repair finished product which did not meet its final inspection criteria. Due to these issues, the company reevaluated its quality control program and instituted additional procedures. Included in these changes was the appointment of a director of quality control and the establishment of inspection points throughout the manufacturing processes. During the manufacturing processes, every garment is individually inspected.

     As noted above, the company uses outside contractors primarily for the manufacturing of its shoes, handbags and certain woven products. The company has instituted procedures to maintain the quality of products manufactured by outside contractors.

Design

     The company designs its garments to be consistent with its classic, timeless style. To accomplish this goal, design teams reference the prior season's designs and patterns to establish a basis for the current season's lines. The design teams also work closely with the sales force to incorporate current consumer preferences into the season's line. Dye lots are kept consistent with prior years to enable consumers to augment their wardrobes over several seasons. Once design parameters for a particular item are established, the design teams work with the manufacturing group to plan construction details and hardware attachments, such as buttons, to ensure efficient manufacturing. The design staff has an average of nine years of experience with the company.

Distribution

     The company's products are distributed primarily through a select group of retail customers and the company's 19 boutiques, 10 outlet stores, two home furnishing stores and one home furnishing outlet.

Retail Customers. The company selectively distributes its products through some of the nation's leading upscale retailers, including Saks Fifth Avenue, Neiman Marcus and Nordstrom, each of which accounted for more than 10% of the company's net sales in fiscal 1999 (approximately 41% collectively) and have been customers of the company for approximately 25, 20 and 15 years, respectively. The company distributes its products to approximately 615 locations in the United States and internationally. Since the mid-1980s, the company has worked with these and certain other retail customers to create in-store boutiques, which are designated areas devoted exclusively to the company's products. Other significant customers of the company include Jacobson's, Macy's West, Lord & Taylor and select Marshall Field's and Dayton Hudson stores.

Company-Owned Stores. In order to diversify its product distribution and enhance name recognition, the company began opening its own retail boutiques in 1989 and currently operates 19 such boutiques. The boutiques showcase the company's entire line of products and have expanded the distribution and enhanced the brand awareness of its products. The company also operates 10 outlet stores. Unlike many of its competitors, the company does not expressly manufacture product for its outlets, instead utilizing the outlets to sell seconds, design samples and slow-moving inventory from the company's full-price boutiques. In addition, the company operates two home furnishing stores and one home furnishing outlet.

International. The company sells its products to retail customers in Asia, Europe, Canada and Mexico. In Asia, the company has established relationships with a number of highly qualified retailers, including Lane Crawford in Hong Kong and China and ShinSegae in South Korea, and is now seeking to increase its penetration in these accounts. In Japan, the company operates a majority owned subsidiary that distributes its products throughout Japan and operates a number of small retail stores and two in-hotel boutiques. The company's European efforts involve expanding and upgrading its relationships with high quality independent retail customers, principally in the United Kingdom, Germany, Belgium, Switzerland and the Netherlands. During fiscal 1999, international sales to retail customers and sales through the company's subsidiary in Japan accounted for approximately 8.1% of SJKI's net sales.

Financial Information About Segments

     The company has two reportable business segments, wholesale and retail sales. The company's wholesale sales business consists primarily of six divisions: Knitwear, Sport, Shoes, Accessories, Griffith & Gray and Fragrance. Retail sales are generated through the company's 19 St. John boutiques, 10
St. John outlet stores, two St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations. For segment information regarding net sales, operating profits and assets, see note 14 to the company's financial statements, included herein.

Marketing

     The company markets its Collection, Dressy and Couture lines along with its Sport line twice a year, during the Fall and Cruise/Spring seasons. These lines are shown in January for delivery between May and October and in August for delivery between November and April. The majority of orders for each of these six-month delivery periods normally are received within five weeks of showings, and the goods are then made to order. The Shoe line is marketed four times per year. The company markets its Basics, Accessories and Fragrance lines throughout the year.

     The company shows its product lines to retail customer buyers in its New York, Irvine and Dallas showrooms. Members of the company's senior management team work closely with major retail customers to develop sales plans and to determine the appropriate mix of merchandise. These detailed sales plans are based on past purchases, expected sales growth and profitability. The company also shows its products in its Dusseldorf and Japan showrooms as well as in other foreign countries at various times during the year using its outside sales representatives.

     The company's strategy is to sell its products to its retail accounts and to facilitate the sale of its products through to the ultimate consumer. The company employs a sales team, showroom personnel and customer service representatives. The sales team is currently comprised of 24 U.S. and seven international field representatives. The sales team establishes and maintains in-store boutique presentations, develops close working relationships with store management and trains key sales people to be St. John specialists. The St. John specialists at certain key retail accounts are eligible for the company's incentive rewards. In addition, the company's customer service representatives monitor computerized information on each store's sales and styles sold in an effort to track and increase sales.

     In order to promote its upscale image, the company advertises in both national and international fashion magazines, including Vanity Fair, Vogue, Elle and Harper's. In fiscal 1999, the company spent approximately $11.3 million on advertising. Management believes that this advertising approach enhances the company's image. The company's advertising features Kelly Gray as its Signature Model. The company also designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual retailers. Distribution is usually limited to target repeat purchasers or those who meet the company's consumer profile.

Raw Materials and Suppliers

     The company's primary raw materials in the production of its knitwear are wool and rayon. In fiscal 1999, the company purchased approximately $9.1 million of wool and approximately $2.4 million of rayon. The company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the company's primary U.S. spinner for a set quantity of wool based on the company's forecasted wool requirements for approximately one year. Multiple spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The company also purchases yarn from suppliers in Europe and Asia. The company generally holds an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential supply interruptions. Rayon is available in raw or dyed form from various European and Japanese suppliers.

     In addition to wool and rayon, the company purchases fabric from various suppliers and has little difficulty in satisfying its fabric requirements from Europe and Asia. Crystals, glass beadings, pearls and raw materials used in the manufacture of paillettes are purchased from certain suppliers in Europe. The company believes that there are alternative sources for certain of these specialized items.

Competition

     Due to its history of strong sales and market leadership in designer knitwear, the company believes that it faces limited direct competition for its core product offerings. In addition, the company believes that the risk of strong new competitors is further limited given its substantial investment in knitwear production technology and its strong relationships with its retail accounts. In a broader context, the company does compete with such successful designers as Armani, Calvin Klein, Chanel, Donna Karan and Escada for higher-income female customers.

Trademarks

     The company owns and utilizes several trademarks, principal among which are St. John(R), St. John by Marie Gray(R), St. John Sport by Marie Gray (R), St. John Boutiques(R) and Griffith & Gray(R). The St. John(R) trademark is registered with the United States Patent and Trademark Office and in several other major jurisdictions in the world. The company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The company vigorously protects its trademarks against infringement.

Regulation

     The company is subject to a variety of federal, state and local laws and regulations including those relating to zoning, land use, environmental protection and workplace safety. The company is also subject to laws governing its relationship with its employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Although the company believes that it is and has been in material compliance with all of the various regulations applicable to its business, the company cannot assure that requirements will not change in the future or that it will not incur significant costs to comply with such requirements.

Geographic Information

     The table below presents information related to the geographic areas in which the company operated during fiscal years 1999, 1998 and 1997 (in 000's):

                                                                            Fiscal Years
                                                                ------------------------------------------
                                                                   1999            1998             1997
                                                                -----------     ---------        ---------
Net sales:
  United States............................................     $275,813        $260,679         $223,633
  Asia.....................................................       13,344           9,877            9,451
  Europe...................................................        6,909           7,113            6,268
  Other....................................................        4,217           4,292            2,749
                                                                --------        --------         --------
                                                                $300,283        $281,961         $242,101
                                                                ========        ========         ========

The Company

 SJKI

     SJKI became the parent company of St. John Knits, Inc., a California corporation ("St. John") and its subsidiaries as a result of the mergers consummated in July 1999. Prior to the mergers, SJKI was a wholly owned subsidiary of St. John. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Agreement and Plan of Merger." SJKI was incorporated in Delaware during fiscal 1999. Prior to such time, SJKI was incorporated in Barbados as a "large FSC" under Section 922 of the Internal Revenue Code of 1986, as amended.

 St. John Knits, Inc.

     St. John Knits Inc., a California corporation, is a wholly owned subsidiary of SJKI and was incorporated during 1961.

 SJK International, Inc.

     SJK International, Inc. ("International") is a foreign sales corporation for the company. International was incorporated during fiscal 1999 in Barbados as a "large FSC" under Section 922 of the Internal Revenue Code of 1986, as amended. International participates in certain of the company's foreign operations.

 St. John Company, Ltd.

  St. John Company, Ltd. is a majority owned subsidiary of St. John which was incorporated during fiscal 1997 under the laws of Japan. St. John Company, Ltd. is licensed by the company to distribute the company's products in Japan. During fiscal 1998, St. John increased its ownership percentage in this subsidiary to 68 percent from 51 percent held previously.

 St. John Home Stores, LLC

  St. John Home Stores, LLC ("St. John Home"), a Delaware limited liability company, is a wholly owned subsidiary of St. John. St. John Home was formerly operated as Amen Wardy Home Stores, LLC, a 51 percent owned subsidiary of St. John. The name and ownership change occurred during fiscal 1999.

 St. John Trademarks, Inc.

  St. John Trademarks, Inc. is a wholly owned subsidiary of St. John. St. John Trademarks, Inc. and St. John have entered into a partnership organized under the laws of Luxembourg to hold certain of the company's proprietary rights.

 St. John--Varian Development Company

  St. John--Varian Development Company, a 50 percent owned joint venture with an unrelated third party, was formed during fiscal 1995. The joint venture owns a 175,000 square foot building located in Irvine which is leased to the company under a lease agreement expiring in 2010.

 St. John--Italy, Inc.

  St. John--Italy, Inc., a California corporation, is a wholly owned subsidiary of St. John. St. John--Italy, Inc. was incorporated during fiscal 1996 to operate as a branch in Italy. During fiscal 1997, the entity began operating as a buying office for the company. Subsequent to the end of fiscal 1998, the company moved its operations to Irvine, California and is currently not operating in Italy.

 St. John Knits AG

  St. John Knits AG is a wholly owned subsidiary of St. John which was incorporated during fiscal 1996 under the laws of Switzerland. St. John Knits AG operates a research and development facility and buying office located in Switzerland.

 St. John de Mexico SA de CV

     St. John de Mexico SA de CV is a wholly owned subsidiary of St. John which was incorporated during fiscal 1997 under the laws of Mexico. St. John de Mexico operates as a manufacturing entity within Mexico to assist in the production of the company's jewelry and hardware components. During fiscal 1998, St. John de Mexico began assisting in the application of sequins on certain of the company's product lines.

Employees

     At October 31, 1999, the company had approximately 4,260 full-time employees, including seven in executive positions, approximately 280 in design and sample production, 2,750 in production, 190 in quality control, 285 in retail, 75 in sales and advertising and the balance in clerical and office positions. In addition, the company had approximately 275 full-time employees working at the company's facility in Mexico, 40 working at St. John Home and 40 at St. John Company, Ltd. The company is not party to any labor agreements, and none of its employees is represented by a union. The company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Risk Factors

Substantial Leverage and Debt Service. Our company is highly leveraged. As of October 31, 1999, we had total debt of approximately $289.9 million, of which approximately $189.3 million was senior debt, and a stockholders' deficit of approximately $136.9 million, which resulted from the recapitalization of the company in connection with the mergers consummated in July 1999. In addition, we may borrow money under our revolving credit facility which is intended to be used primarily for working capital. Subject to restrictions in our senior credit facilities and the indenture governing our senior subordinated notes, we may borrow more money for working capital, capital expenditures, acquisitions or other purposes.

     Our high level of debt could have important consequences, including the following:

   . our debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits our ability to pursue other business opportunities and implement our business strategies;

   . we will need to use a large portion of the money we earn to pay principal and interest on our senior credit facilities, our notes and on other debt, which will reduce the amount of money available to us to finance our operations and other business activities;

   . some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

   . may have a much higher level of debt than our competitors, which may put us at a competitive disadvantage and may reduce our flexibility in responding to changing business and economic conditions, including increased competition.

     We expect to obtain the money to pay our expenses and to pay the principal and interest on our notes, our senior credit facilities and other debt from our operations and from loans under our revolving credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our senior credit facilities and the indenture governing our notes, may restrict us from adopting any of these alternatives.

Covenant restrictions may limit our ability to operate our business. The indenture governing our senior subordinated notes contains covenants that, among other things:

   . limit our ability to incur indebtedness and pay dividends on and redeem capital stock; and

   . create restrictions on:

     . investments in unrestricted subsidiaries,

     . limiting distributions from some of the company's subsidiaries,

     . the use of proceeds from the sale of assets and subsidiary stock,

     . entering into transactions with affiliates and

     . creating liens.

     The indenture also restricts, subject to certain exceptions, our ability to consolidate and merge with or to transfer all or substantially all our assets to, another person.

     Under our senior credit facilities, we must also comply with certain specified financial ratios and tests that may restrict our ability to make distributions or other payments to our investors and creditors and if we do not comply with these or other covenants and restrictions contained in the senior credit facilities we could default under the senior credit facilities. Such debt, together with accrued interest, could then be declared immediately due and payable. Our ability to comply with such provisions may be affected by events beyond our control.
     Although we believe that we will be able to maintain compliance with our current financial tests there can be no assurance that we will be able to do so. The restrictions imposed by such covenants may adversely affect our ability to take advantage of favorable business opportunities. Failure to comply with the terms of such covenants could result in acceleration of the indebtedness represented by our notes.

Competition and/or an economic downturn could have a material adverse effect on our business. The apparel industry is highly competitive. We compete primarily on the basis of price and quality. We believe that our success depends in large part on our ability to anticipate, gauge and respond to changing consumer demands in a timely manner. We cannot assure that we will always be successful in this regard. If we misjudge these demands, our sales may suffer, which could adversely affect our business, financial condition and results of operations. For example, in fiscal 1997 we introduced a lower-priced line of apparel under the SJK label and attempted to broaden the appeal of our core Knitwear line by including a number of more "fashion forward" styles. The SJK line did not perform as well as we anticipated and has been discontinued. The Fall 1998 core Knitwear line did not include sufficient product options for the traditional St. John customer and experienced below-average retail performance.

     We compete with numerous domestic and foreign designers, brands and manufacturers of apparel and accessories, some of which may be significantly larger and more diversified and have greater financial and other resources than we do. Increased competition from these and future competitors could reduce our sales and prices, adversely affecting our results. Because of our debt level, we may be less able to respond effectively to such competition than others.

     The industry in which we operate is cyclical. Purchases of apparel generally tend to decline during recessions and also may decline at other times. A recession in the general economy or uncertainties regarding future economic prospects could affect consumer spending habits and have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more of our primary customers could have a material adverse effect on our business. We, like many of our competitors, sell to retailers. In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. We cannot assure you as to the future effect of any such changes.

     During fiscal 1999 and 1998, net sales to our three largest retail customers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, totaled approximately 41% and 45% of net sales, respectively, and net sales to Saks Fifth Avenue, our largest retail customer, accounted for approximately 15% and 17% of net sales, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term sales agreements. The loss of or significant decrease in business from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more members of our senior management team could have a material adverse effect on our business. Our success has been largely dependent on the personal efforts and abilities of Bob Gray, Chairman and Chief Executive Officer, Marie Gray, Chief Designer, and Kelly Gray, President, each of whom has an employment agreement with the company. The loss of the services of any of these executives could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by Vestar. Vestar and the Grays, through Vestar/Gray Investors LLC, beneficially own approximately 78% and 15%, respectively, of the outstanding common stock of SJKI. As a result, Vestar will be able to effectively control the outcome of certain matters requiring a stockholder vote, including the election of three of the five directors of SJKI (the Grays will be contractually entitled to appoint the remaining two directors). Such ownership of common stock may have the effect of delaying, deferring or preventing a change of control.

We may incur costs in connection with certain legal proceedings. On January 23, 2000 the Company reached an agreement in principle to settle a case filed in 1998 by Binary Traders, Inc. for $5 million, an amount the company's insurance carrier has agreed to pay. On October 13, 1998, Binary Traders, Inc. had filed a complaint on behalf of purchasers of publicly traded securities of St. John during the period of February 25, 1998 to August 20, 1998 (the "Class Period") against St. John, Bob Gray, and Kelly Gray in the United States District Court, Central District of California, Southern Division (Binary Traders, Inc. v. St. John Knits, Inc. et al.). The complaint, which sought class action certification, alleged that the defendants violated federal securities laws by allegedly making fraudulent statements during the Class Period and sought an unspecified amount of compensatory damages. The settlement is subject to court approval, which is expected to occur in the spring.

     We are also a party to six lawsuits that allege claims against some of St. John's current and former directors for breach of fiduciary duty alleged to have arisen in connection with the mergers consummated in July 1999. All of these lawsuits were filed in the Superior Court of the State of California for the County of Orange. The principal relief sought in the six actions is certification of the putative class and a rescission of the mergers and damages and attorneys' fees in an unspecified amount. These six lawsuits were consolidated into one action on February 24, 1999, and the court has set a March 6, 2000 trial date.

     On September 9, 1999, three of the plaintiffs filed another lawsuit in the Superior Court of the State of California, County of Orange, naming SJKI, Pearl Acquisition Corp., Vestar/Gray Investors LLC, SJK Acquisition, Inc., Vestar Capital Partners III, L.P., Vestar Capital Partners and Merrill Lynch, Pierce, Fenner & Smith, Inc. The plaintiffs claim that each of the defendants aided and abetted the breach of fiduciary duties alleged in their earlier actions against St. John, Bob Gray and Kelly Gray. Since the claims in this litigation are based exclusively on secondary liability and are completely contingent upon the success of the claims in the earlier action, on November 16, 1999, at the request of several defendants, the court stayed all proceedings in this litigation pending the outcome of the earlier action.

     We intend to contest these lawsuits vigorously if the plaintiffs elect to proceed with their actions. We expect to incur legal and other defense costs as a result of such proceedings. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts.

An increase in the price or a decrease in the availability of wool or rayon, our primary raw materials, could have a material adverse effect on our business. Our principal raw materials are wool and rayon. In fiscal 1999, we purchased approximately

$9.1 million of wool and approximately $2.4 million of rayon. The price of wool and rayon may fluctuate significantly depending on world demand. We cannot assure that such fluctuation in the price of wool or rayon will not affect our business, financial condition and results of operations.

     We purchase wool imported primarily from Australia. We also import other raw materials, including rayon, from Europe and Japan. In addition, our shoes, small leather goods and certain woven products are manufactured in Europe. Our imported materials and products are subject to United States customs duties which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties could have a material adverse effect on our business, financial condition and results of operations. The United States and the countries in which materials and products are produced or sold may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the company.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States. We conduct international operations in Mexico, Europe, Asia and Canada. In fiscal 1999, approximately 8.1% of our sales occurred outside the United States, and approximately 4.9% of our products were manufactured abroad by third-party contractors. Any international operations will be subject to risks similar to those affecting our U.S. operations in addition to a number of other risks, including:

     . lack of complete operating control;

     . currency fluctuations;

     . trade barriers;

     . exchange controls;

     . governmental expropriation;

     . foreign taxation;

     . difficulty in enforcing intellectual property rights;

     . language and other cultural barriers; and

     . political and economic instability.


     In addition, various jurisdictions outside the United States have laws limiting the right and ability of non-United States subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions exist. Our ability to expand the manufacture and sale of our products internationally is also limited by the necessity of obtaining regulatory approval in new countries.

     Our financial performance on a U.S. dollar denominated basis can be significantly affected by fluctuations in currency exchange rates. From time to time we enter into agreements to seek to reduce our foreign currency exposure, but we cannot assure that we will be successful in so doing.

Changes in, or the costs of complying with, various governmental regulations could have a material adverse effect on our business. We are subject to a variety of federal, state and local laws and regulations including those relating to zoning, land use, environmental protection and workplace safety. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Although we believe that we are and have been in material compliance with all of the various regulations applicable to our business, we cannot assure that requirements will not change in the future or that we will not incur significant costs to comply with such requirements.

The loss or infringement of our trademarks and other proprietary rights could have a material adverse effect on our business. We believe that our trademarks and other proprietary rights are important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. We cannot assure that our actions taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violative of their trademarks and proprietary rights. Moreover, we cannot assure that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of our trademarks and other proprietary rights, could have a material adverse effect on our business, financial condition and results of operations.

Backlog

     At October 31, 1999, the company had unfilled customer orders for the cruise/spring season of approximately $103 million compared with approximately $99 million as of November 1, 1998. Orders for the cruise/spring season are generally shipped during November through April. The company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Item 2.  PROPERTIES

  The principal executive offices of the company are located at 17422 Derian Avenue, Irvine, California 92614.

Company-owned Properties

  The general location, use and approximate size of the company-owned properties are set forth below. All of such properties are used in the company's wholesale business segment.

                                                                                                                Approximate
                                                                                                                  Area in
              Location                                                       Use                                Square Feet
              --------                                                       ---                                -----------
Irvine, California.....................................  Design Facility, Showroom, Sewing, Warehousing,           110,500
                                                         Shipping
Tijuana, Mexico........................................  Jewelry and Hardware Manufacturing                         63,100
Van Nuys, California...................................  Assembling, Sewing                                         27,900
San Ysidro, California.................................  Assembling                                                 27,300
Irvine, California.....................................  Warehousing, Administrative Offices                        24,300
Irvine, California.....................................  Knitting                                                   32,100
Irvine, California.....................................  Knitting                                                   20,500

Leased Properties

  The general location, use, approximate size and lease expiration date of the company's principal leased properties are set forth below. All of such properties are used in the company's retail business segment except as noted.

                                                                                                    Approximate        Lease
                                                                                                      Area in        Expiration
                       Location                                            Use                      Square Feet         Date
                       --------                                            ---                      -----------      -----------
Irvine, California/(1)(4)/............................   Knitting, Sewing, Finishing, Shipping,        175,000            7/10
                                                         Administrative Offices
Irvine, California/(4)/................................  Corporate Headquarters, Showroom,              85,000            5/01
                                                         Twisting, Dyeing
Alhambra, California/(4)/..............................  Assembling, Sewing                             41,000            8/01
Santa Ana, California/(4)/.............................  Jewelry and Hardware Manufacturing             25,000            5/04
Costa Mesa, California/(2)/............................  Retail Boutique                                15,400            1/14
New York, New York/(4)/................................  Showroom                                       12,300            6/11
New York, New York/(3)/................................  Retail Boutique                                 7,500            6/11
Beverly Hills, California..............................  Retail Boutique                                 7,000            3/06
New York, New York/(3)/................................  Retail Boutique                                 6,200            6/11
Chicago, Illinois......................................  Retail Boutique                                 6,000            9/04
Las Vegas, Nevada......................................  Retail Boutique                                 5,600            1/09
Munich, Germany........................................  Retail Boutique                                 4,400            4/02

  (1) The company leases this property from a general partnership in which St. John holds a 50 percent interest.
  (2) This lease includes both the St. John and St. John Home boutiques which were opened during fiscal 1999.
  (3) The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.
  (4) This property is used in the company's wholesale business segment.

     As of October 31, 1999, annual base rents for the company's leased properties listed in the table above ranged from approximately $251,000 to $1,230,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

     The company believes that there are facilities available for lease in the event that either the productive capacities of the company's manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The company also leases space for 13 additional retail boutiques, two additional showrooms, one additional administrative facility, one additional warehouse facility, 10 outlet stores, one home furnishing store and one home furnishing outlet store (aggregating approximately 343,000 square feet).

     The company leases certain of its facilities from affiliates of the company. See "Certain Relationships and Related Transactions." The company believes that its existing facilities are well maintained and in good operating condition.

Item 3.   LEGAL PROCEEDINGS

Securities Fraud Class Action

     On January 23, 2000 the Company reached an agreement in principle to settle a case filed in 1998 by Binary Traders, Inc. for $5 million, an amount the company's insurance carrier has agreed to pay. On October 13, 1998, Binary Traders, Inc. had filed a complaint on behalf of purchasers of publicly traded securities of St. John during the period of February 25, 1998 to August 20, 1998 (the "Class Period") against St. John, Bob Gray, and Kelly Gray in the United States District Court, Central District of California, Southern Division (Binary Traders, Inc. v. St. John Knits, Inc. et al.). The complaint, which sought class action certification, alleged that the defendants violated federal securities laws by allegedly making fraudulent statements during the Class Period and sought an unspecified amount of compensatory damages. The settlement is subject to court approval, which is expected to occur in the spring.

Litigation Regarding the Mergers

     The company is also a party to six lawsuits that allege claims against some of St. John's current and former directors for breach of fiduciary duty alleged to have arisen in connection with the mergers consummated in July 1999. All of these lawsuits were filed in the Superior Court of the State of California for the County of Orange. The principal relief sought in the six actions is certification of the putative class and a rescission of the mergers and damages and attorneys' fees in an unspecified amount. These six lawsuits were consolidated into one action on February 24, 1999.

     On April 15, 1999, the plaintiffs in this lawsuit filed a motion for a preliminary injunction seeking to prevent the mergers from proceeding. The preliminary injunction motion was heard by the California state court on April 28, 1999. On April 30, 1999, the court denied the plaintiffs' motion. In denying the plaintiffs' request, the court ruled that the plaintiffs had not shown a "reasonable probability" that they could succeed in proving at trial that the $30.00 per share offer in the mergers is unfair. Similarly, the court ruled that the plaintiffs were unlikely to show that the special committee of St. John's board of directors that evaluated and approved the terms of the mergers on behalf of St. John lacked independence or failed to "shop" St. John adequately to other buyers.

     While declining to grant the preliminary injunction, the court imposed a constructive trust which prevents the Grays from receiving in the mergers any amount for their St. John shares in excess of $30.00 per share until a full trial on the merits is held. Prior to the determination of the final terms of the stock options to be granted to the Grays after the mergers, the plaintiffs had argued that these options represent additional consideration for the Grays' St. John shares. It is the company's belief that these employee stock options represent incentive compensation for the Grays' services as officers of SJKI after the mergers and are not additional consideration for their St. John shares.

     The court also imposed a constructive trust preventing two of St. John's former directors from exercising options that were repriced by the board of directors in September 1998 until a full trial on the merits is held. It is the company's belief that the September 1998 option repricing was not improper. The repricing was consistent with the repricing of options held by key employees of St. John, excluding the Grays.

     In imposing the constructive trusts, the court indicated that the plaintiffs had shown "reasonable probability" that they could succeed at trial in proving that the former St. John directors breached their fiduciary duties with respect to the repricing of the director options and the alleged preferential treatment of the Grays to the extent that the Grays receive a higher price for their shares than the public shareholders in the mergers.

     On January 20, 2000, the court issued a ruling denying summary judgment motions brought by both the plaintiffs and the defendants, with the exception of granting plaintiffs' motion to strike defendants' affirmative defense of ratification and also with the exception of granting the defendants' motion to dismiss plaintiffs' claim for unjust enrichment. Virtually all of the fact discovery has been completed and the court has set a May 8, 2000 trial date.

     On September 9, 1999, three of the plaintiffs filed another lawsuit in the Superior Court of the State of California, County of Orange, naming SJKI, Pearl Acquisition Corp., Vestar/Gray Investors LLC, SJK Acquisition, Inc., Vestar Capital Partners III, L.P., Vestar Capital Partners and Merrill Lynch, Pierce, Fenner & Smith, Inc. The plaintiffs claim that each of the defendants aided and abetted the breach of fiduciary duties alleged in their earlier actions against St. John, Bob Gray and Kelly

Gray. Since the claims in this litigation are based exclusively on secondary liability and are completely contingent upon the success of the claims in the earlier action, on November 16, 1999, at the request of several defendants, the court stayed all proceedings in this litigation pending the outcome of the earlier action.

     The company intends to contest these lawsuits vigorously if the plaintiffs elect to proceed with their actions. The company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts, which could have an adverse impact on the company's business, financial condition, results of operations and cash flows.

Amen Wardy Home Stores Litigation

     In May 1999, the company settled litigation relating to the Amen Wardy Home Stores joint venture. In connection with this settlement, the company transferred ownership of the Las Vegas home furnishing store and the Amen Wardy name to its former partner in the joint venture. The company also transferred certain property and agreed to pay certain expenses in connection with the settlement.

     The company is not a party to any other litigation which is individually or in the aggregate material to its business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     SJKI's common stock is quoted on the OTC Bulletin Board quotation system under the symbol "SJKI". The following table sets forth, for each of the full quarterly periods indicated, the quarterly high and low bid quotations for SJKI's common stock as reported by the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                 Fiscal 1999/(1)/
                                 ----------------
                              High              Low
                            --------         ---------
          Fourth Quarter     $24.50            $12.00

______________

(1) As a result of the mergers consummated on July 7, 1999, 455,969 shares of SJKI were issued to former shareholders of St. John, other than the Grays. Prior to such time, SJKI was a wholly owned subsidiary of St. John.

     As of January 26, 2000, there were approximately 88 holders of record of SJKI's common stock.

     SJKI has never declared dividends on its common stock and does not intend to pay dividends on its common stock in the future. SJKI's ability to pay dividends depends upon the receipt of dividends from St. John, which is a wholly owned subsidiary of SJKI. In addition, SJKI's ability to pay dividends on its common stock is restricted by the terms of its senior credit facilities and the indenture governing its senior subordinated notes as well as limitations under applicable law and other factors the board of directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquity and Capital Resources."

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from the consolidated financial statements of the company. This information should be read in conjunction with the company's audited consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           Fiscal Year Ended
                                                                   ----------------------------------------------------------------
                                                                    October 31,  November 1,  November 2,  November 3,  October 29,
                                                                       1999         1998         1997         1996         1995
                                                                    -----------  -----------  -----------  -----------  -----------
                                                                               (in thousands, except per share amounts)
Income Statement Data:
Net sales.........................................................     $300,283     $281,961     $242,101     $202,951     $161,795
Cost of sales.....................................................      130,131      120,883       99,545       88,871       74,252
                                                                       --------     --------     --------     --------     --------
Gross profit......................................................      170,152      161,078      142,556      114,080       87,543
Selling, general and administrative expenses......................      120,996      107,026       84,545       68,385       54,550
Transaction fees and expenses.....................................       15,123           --           --           --           --
                                                                       --------     --------     --------     --------     --------
Operating income..................................................       34,033       54,052       58,011       45,695       32,993
Interest expense..................................................       10,224           --           42           --           --
Other income......................................................        1,197        1,369          755        1,355          803
                                                                       --------     --------     --------     --------     --------
Income before income taxes........................................       25,006       55,421       58,724       47,050       33,796
Income taxes......................................................       10,317       22,001       24,300       19,929       14,243
                                                                       --------     --------     --------     --------     --------
Net income........................................................     $ 14,689     $ 33,420     $ 34,424     $ 27,121     $ 19,553
                                                                       ========     ========     ========     ========     ========
Net income per common share-diluted/(1)/..........................     $   0.98     $   1.94     $   2.01     $   1.59     $   1.19
                                                                       ========     ========     ========     ========     ========
Dividends per share/(1)/..........................................     $  0.075     $   0.10     $   0.10     $   0.10     $   0.10
                                                                       ========     ========     ========     ========     ========
Weighted average shares outstanding-diluted/(1)/..................       13,669       17,235       17,134       17,016       16,433
                                                                       ========     ========     ========     ========     ========


                                                                                                As of
                                                                    --------------------------------------------------------------
                                                                    October 31,   November 1,  November 2,  November 3,  October 29,
                                                                        1999         1998         1997         1996        1995
                                                                    ------------  -----------  -----------  ----------  ----------
                                                                                               (in thousands)
Balance Sheet Data:
Working capital...................................................    $  89,140      $ 89,190     $ 69,693    $ 49,628     $38,130
Total assets......................................................      206,810       182,390      153,904     116,494      85,973
Long-term debt/(2)/...............................................      287,321           408           --          --          --
Mandatorily redeemable preferred stock............................       25,000            --           --          --          --
Stockholders' equity (deficit)....................................     (136,930)      161,574      130,680      97,093      69,227

________________

(1) Net income per share, dividends per share and weighted average shares outstanding have been adjusted for the 2-for-1 stock split which occurred during the third quarter of fiscal 1996.

(2) The company increased its long-term debt in connection with the mergers consummated in July 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Agreement and Plan of Merger."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and the notes related thereto.

Agreement and Plan of Merger

     On July 7, 1999, (a) SJKAcquisition, Inc., a California corporation and direct wholly owned subsidiary of SJKI, merged with and into St. John, with St. John surviving the merger (the "reorganization merger") and (b) Pearl Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of Vestar/Gray Investors LLC, a Delaware limited liability company, merged with and into SJKI, with SJKI surviving the merger (the "acquisition merger" and together with the reorganization merger, the "mergers"), as contemplated by the Agreement and Plan of merger, dated as of February 2, 1999, among SJKI, St. John, SJKAcquisition and Pearl. As a result of the mergers, St. John became a wholly owned subsidiary of the SJKI. Immediately after the mergers, SJKI was approximately 7% owned by former shareholders of St. John, other than Robert E. Gray, Marie Gray and Kelly A. Gray, and approximately 93% owned by Vestar/Gray Investors LLC. Vestar/Gray Investors LLC is approximately 84% owned by an affiliate of Vestar Capital Partners III, L.P. and 16% owned by the Grays.

     As a result of the mergers, except for fractional shares and shares owned by St. John, Pearl, Vestar/Gray Investors LLC and the Grays, and subject to proration, each issued and outstanding share of St. John prior to the reorganization merger was converted into the right to receive either $30 in cash or, for each former issued and outstanding share of common stock of St. John with respect to which an election had been made and not withdrawn in accordance with the merger agreement, one fully paid and non-assessable share of SJKI's common stock, with a total of 455,969 shares (after elimination of fractional shares) of SJKI issued to former shareholders of St. John, other than the Grays.

     The aggregate cash consideration paid to company stockholders in connection with the mergers was approximately $448.7 million. The company financed the mergers with proceeds from senior secured credit facilities of $190.0 million, an equity contribution by Vestar/Gray Investors LLC of $146.5 million, a subordinated debt offering of $100.0 million and the issuance of preferred stock of $25.0 million. The transaction was recorded as a recapitalization. Expenses related to the new debt financing of approximately $15.2 million have been recorded as deferred financing costs and are being amortized over the life of the related debt. Expenses related to the purchase of the company's outstanding stock of approximately $9.3 million have been reflected as a reduction in retained earnings. Expenses totaling approximately $15 million were incurred during the third quarter of fiscal 1999 related to the mergers. These expenses were primarily related to payments made to settle the company's outstanding stock options in connection with the mergers.

Results of Operations

     The following table is derived from the company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                                            Percentage of Net Sales
                                                                                               Fiscal Year Ended
                                                                                   -----------------------------------------
                                                                                   October 31,    November 1,   November 2,
                                                                                       1999           1998          1997
                                                                                   -------------  ------------  ------------
Net sales........................................................................         100.0%        100.0%        100.0%
Cost of sales....................................................................          43.3          42.9          41.1
                                                                                          -----         -----         -----
Gross profit.....................................................................          56.7          57.1          58.9
Selling, general and administrative expenses.....................................          40.3          38.0          34.9
Transaction fees and expenses....................................................           5.0            --            --
                                                                                          -----         -----         -----
Operating income.................................................................          11.4          19.1          24.0
Interest expense.................................................................           3.4            --            --
Other income.....................................................................           0.4           0.5           0.3
                                                                                          -----         -----         -----
Income before income taxes.......................................................           8.4          19.6          24.3
Income taxes.....................................................................           3.4           7.8          10.0
                                                                                          -----         -----         -----
Net income.......................................................................           5.0%         11.8%         14.3%
                                                                                          =====         =====         =====

Fiscal 1999 Compared to Fiscal 1998

     Net sales for fiscal 1999 increased by $18.3 million, or 6.5% over fiscal 1998. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $15.2 million , due in part to the expansion of the Las Vegas and South Coast Plaza boutiques which were completed in May 1998 and December 1998, respectively, increased sales at the boutique located in Beverly Hills and the addition of one retail boutique in Scottsdale, Arizona and one outlet store since the beginning of fiscal 1998, (ii) an increase in international sales of $3.2 million, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997 and (iii) an increase in sales of approximately $2.3 million recorded by St. John Home, which commenced operations during the fourth quarter of fiscal 1997. These increases were offset by a decrease in sales to existing domestic retail customers, primarily due to the discontinuance of the SJK line. Net sales increased primarily as a result of increased unit sales of various product lines. See "Business - Sales by Division."

     Gross profit for fiscal 1999 increased by $9.1 million, or 5.6% as compared with fiscal 1998, and decreased as a percentage of net sales to 56.7% from 57.1%. This decrease in the gross profit margin was primarily due to a decrease in the gross margin for the Knitwear line, due to increased production costs which were not offset by a corresponding increase in the selling price. This increase in the production costs was due in part to the reevaluation of the company's quality control program and the related procedures which were implemented during the second half of fiscal 1998.

     Selling, general and administrative expenses for fiscal 1999 increased by $14.0 million, or 13.1% over fiscal 1998, and increased as a percentage of net sales to 40.3% from 38.0%. This increase was primarily due to (i) an increase of approximately $2.0 million in selling expenses related to increased costs of promoting and marketing its products to its major customers, (ii) non-recurring expenses totaling approximately $1.7 million incurred in connection with resolving the litigation involving Amen Wardy Home Stores and the closure of three such stores, (iii) the write off of the costs associated with the acquisition of the Company's trademark in Japan totaling approximately $600,000 and (iv) additional legal fees related to the Amen Wardy Home litigation and litigation involving the mergers.

     Transaction fees and expenses represent costs directly associated with the completion of the mergers as discussed above under "Agreement and Plan of Merger."

     Operating income for fiscal 1999 decreased by $20.0 million, or 37.0% as compared with fiscal 1998. Operating income as a percentage of net sales decreased to 11.4% from 19.1% during the same period as a result of the reasons mentioned above.

     Interest expense for fiscal 1999 increased by $10.2 million as compared with fiscal 1998. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred in connection with the mergers.

Fiscal 1998 Compared to Fiscal 1997

     Net sales for fiscal 1998 increased by approximately $39.9 million, or 16.5% over fiscal 1997. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $20.9 million; (ii) an increase in sales by company-owned stores of approximately $10.2 million, due in part to the increased sales of the New York boutique, the expansion of the Las Vegas boutique and the addition of three outlet stores since the beginning of fiscal 1997; (iii) an increase in sales of approximately $6.0 million recorded by St. John Home; and (iv) an increase in international sales of approximately $2.8 million, which includes the sales of St. John Company Ltd. Net sales increased primarily as a result of increased unit sales of various product lines. See "Business - Sales by Division".

     Gross profit for fiscal 1998 increased by approximately $18.5 million, or 13.0% as compared with fiscal 1997, and decreased as a percentage of net sales to 57.1% from 58.9%. This decrease in the gross profit margin was primarily due to (i) capacity constraints which led to production inefficiencies; (ii) cost increases related to production difficulties and overtime associated with the manufacture of certain highly ornate styles in the Knitwear line; (iii) expenses relating to training of new employees; and (iv) lower gross margins at company-owned outlet stores. All of such additional costs were partially offset by an increase in the number of garments being produced and sold without a corresponding increase in certain production costs, due in part to the fixed nature of these costs.

     Selling, general and administrative expenses for fiscal 1998 increased by approximately $22.5 million, or 26.6% over fiscal 1997, and increased as a percentage of net sales to 38.0% from 34.9%. This increase was primarily due to
(i) an increase of approximately $5.2 million in sales, marketing, design and administrative personnel expenses; (ii) expenses of approximately $4.9 million associated with the start-up of the company's home furnishing retail stores;

(iii) increased costs of approximately

$2.1 million in connection with higher markdowns on the Fall 1998 line and with the discontinuation of the SJK line; (iv) an immediate increase in fixed overhead at one upgraded boutique without a corresponding increase in revenues; and (v) costs related to the start-up of a new jewelry and garment hardware manufacturing facility in Mexico.

     Operating income for fiscal 1998 decreased by approximately $4.0 million, or 6.8% over fiscal 1997. Operating income as a percentage of net sales decreased to 19.1% from 24.0% during the same period as a result of the reasons mentioned above.

Liquidity and Capital Resources

     SJKI is effectively a holding company and, accordingly, must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except as may be required under applicable law, there are no significant restrictions on the transfer of funds or assets from the wholly owned subsidiary guarantors to SJKI.

     The company's primary cash requirements are to fund payments required to service its debt, to fund its working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 1999, cash provided by operating activities was $44.1 million. Cash provided by operating activities was primarily generated by net income, an increase in accrued interest expenses, a decrease in inventories and a decrease in accounts receivable. Cash used in investing activities was $13.1 million during fiscal 1999. The principal use of cash in investing activities was for the purchase of electronic knitting machines, the purchase of a 32,000 square foot building in Irvine, California to be used as additional manufacturing space, the construction of leasehold improvements for a new boutique location in South Coast Plaza in Costa Mesa, California and the completion of leasehold improvements for a new St. John Home store at South Coast Plaza. Cash used in financing activities was $13.2 million during fiscal 1999. Cash provided by financing activities included $190.0 million provided by senior secured credit facilities, $98.6 million provided by the sale of senior subordinated notes, and $25.0 million provided by the issuance of preferred stock. Cash used in financing activities related to the mergers was $311.8 million and $15.2 million was paid as fees and expenses related to the acquisition of the financing.

     The company anticipates purchasing property and equipment of approximately $20.0 million during fiscal 2000. The estimated $20.0 million will be used principally for upgrades to the company's computer systems, the purchase of electronic knitting machines, the construction of leasehold improvements for a new boutique location in Hawaii, the expansion of the boutique location in Palm Desert, California and the construction of leasehold improvements for 4 additional retail boutiques.

     As of October 31, 1999, the company had approximately $89.1 million in working capital and $32.5 million in cash and marketable securities. The company's principal source of liquidity is internally generated funds. As part of the senior credit facilities, the company has a $25.0 million revolving credit facility which expires on July 31, 2005. The revolving credit facility is secured and borrowings thereunder bear interest at the company's choice of the bank's borrowing rate plus 2.0% (8.25% at October 31, 1999) or a Eurodollar rate plus 3.0%. The availability of funds under the revolving credit facility is subject to the company's continued compliance with certain covenants, including a covenant that sets the maximum amount the company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. See "Credit Facilities" below. As of October 31, 1999, no amounts were outstanding under the revolving credit facility. The company invests its excess cash primarily in a money market fund and investment grade commercial paper.

     Total debt outstanding increased $289.2 million to $289.9 million at October 31, 1999, as compared to the amount outstanding at November 1, 1998. This increase is due to the effect of the mergers. The company's outstanding debt is comprised of senior secured credit facilities of $189.3 million and $98.7 million of senior subordinated notes.

     The company's primary ongoing cash requirements will be for debt service and capital expenditures. The company's debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the notes. The company believes it will be able to finance its debt service and capital expenditure requirements for the foreseeable future with internally generated funds and availability under the revolving credit facility. However, the company's ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the company's control. See "Risk Factors-Substantial Leverage and Debt Service."

     St. John paid approximately $1,245,000 in dividends to its shareholders during fiscal 1999 prior to the mergers. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

     The company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $66,528,000 and $66,425,000 for fiscal 1999 and 1998, respectively. EBITDA is not a defined term under GAAP and is not an alternative to operating income or cash flow from operations as determined under GAAP. The company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the company's operating performance or as a measure of liquidity.

Credit Facilities

     In order to finance a portion of the cash consideration paid pursuant to the mergers, the company entered into a credit agreement with a group of financial institutions, which provides for an aggregate principal amount of loans totaling $215 million. The credit agreement consists of three facilities:
(i) tranche A facility totaling $75 million which matures July 31, 2005, (ii) tranche B facility totaling $115 million which matures July 31, 2007 and (iii) the revolving credit facility totaling $25 million which matures July 31, 2005.

     Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, which is based upon the leverage ratio of the company, but cannot exceed the banks' borrowing rate plus 2.0% or LIBOR plus 3.0%. Borrowings under the tranche B facility bear interest at a floating rate, which is also based upon the leverage ratio of the company, but cannot exceed the banks' borrowing rate plus 2.5% or LIBOR plus 3.5%. In addition, the company is required to pay a commitment fee on the unused portion of the revolving credit facility of 0.5% per year.

     Borrowings under the tranche A facility began to mature quarterly beginning October 31, 1999, while borrowings under the tranche B facility mature quarterly beginning October 31, 2000. The term loans require a mandatory prepayment based upon the excess cash flow of the company beginning in fiscal year 2000.

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

     The credit agreement requires the company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. The credit agreement also contains additional covenants that, among other things, restrict the ability of the company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the company from declaring or paying any dividends or making any payments with respect to the company's senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The credit agreement contains customary events of default.

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

Senior Subordinated Notes

     In addition to the credit facilities described above, the company sold $100 million of senior subordinated notes (the "notes") to help finance the mergers. The notes are unsecured and mature on July 1, 2009. The notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on the notes is payable semiannually to the holders of record. The notes are subject to redemption by the company on or after July 1, 2004. In addition, on or before July 1, 2002, the company may redeem up to 35% of the outstanding notes with the net cash proceeds of certain equity offerings. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default. The company will be obligated to pay certain liquidated damages to holders of the notes if the company does not file a registration statement providing for a registered exchange offer for the notes, if the registration statement is not declared effective or if the exchange offer for the notes is not consummated, in each case within certain specified times after the date of issuance of the notes.
The company filed such registration statement providing for a registered exchange offer for the notes on September 3, 1999. The Securities and Exchange Commission declared such registration statement effective on November 2, 1999 and the company completed such exchange offer on December 30, 1999. The company filed a post-effective ammendment to the registration statement on January 12, 2000, which was declared effective January 18, 2000.

Mandatorily Redeemable Preferred Stock

     In order to finance a portion of the cash consideration paid in the mergers, SJKI issued 250,000 shares of 15.25% Mandatorily Redeemable preferred stock due 2010 (the "preferred stock") to Vestar/SJK Investors LLC. The liquidation preference of the preferred stock is $100 per share. The preferred stock ranks junior in right of payment to all liabilities and obligations (whether or not for borrowed money) of SJKI (other than common stock of SJKI and any preferred stock of SJKI which by its terms is on parity with or junior to the preferred stock). Holders of the preferred stock will be entitled to receive, when, and if declared by the Board of Directors of SJKI, out of funds legally available therefor, dividends on the preferred stock, at an annual rate equal to 15.25%, provided that if dividends are not paid on a dividend payment date, dividends will continue to accrue on unpaid dividends. Dividends on the preferred stock may only be paid in cash if permitted under the terms of the company's senior secured credit facilities, indenture and other contractual arrangements. Dividends accrue from the date of issuance and are payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. If permitted under the terms of the company's senior secured credit facilities, the indenture and other contractual arrangements, the preferred stock may be redeemed at any time, in whole or in part, at the option of SJKI at specified redemption prices. On July 1, 2010, SJKI is required to redeem (subject to contractual and other restrictions with respect thereto and to the legal availability of funds therefor) all outstanding shares of preferred stock at a price equal to the liquidation value thereof plus all accumulated dividends to the date of redemption. SJKI may, at its option, exchange all, but not less than all, of the shares of the then outstanding preferred stock for debentures of SJKI in a principal amount equal to the liquidation value of the preferred stock plus accumulated dividends. The exchange debentures will bear interest at 15.25% per year, have a final stated maturity of July 1, 2010, have optional redemption provisions comparable to the preferred stock and will have customary covenants and events of default. SJKI may not cause the exchange of the preferred stock for debentures unless permitted under the terms of the company's senior secured credit facilities, the indenture and other contractual arrangements.

Year 2000

     The company undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, periods for the Year 2000 and beyond. These actions were generally described in the company's report on Form 10-Q for the quarter ended July 31, 1999. The company implemented a program intended to address, on a timely basis, "Year 2000 Readiness" (the need for computer applications and other systems used by the company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999).

     As of January 25, 2000, the company has not experienced any material consequences of failure of Year 2000 Readiness, either by the company, its suppliers, or its customers. However, Year 2000 Readiness has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the company will not in the future identify equipment or systems which are not Year 2000 ready.

     The company's Year 2000 costs were approximately $716,000.

New Accounting Pronouncements

     See Note 2(o) "New Accounting Pronouncements" included under the caption Notes to Consolidated Financial Statements included elsewhere in this document.

Forward Looking Statements

     This Annual Report on Form 10-K contains certain statements which describe the company's beliefs concerning future business conditions and the outlook for the company based on currently available information. Wherever possible the company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the company's anticipated purchases of property and equipment during fiscal 2000 and (ii) the company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and borrowings under the revolving credit line.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See "Business-Risk Factors." In addition to the factors that may be described in this report, the following factors could cause actual results to differ from those expressed in any forward looking statements made by the company: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) the inability of the company to meet the financial covenants under its credit facilities and indenture.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are entered into at the time the company prices its products. The company's primary exposure to foreign exchange fluctuation is on the Euro and the British pound. At October 31, 1999, the company had contracts maturing through February 29, 2000 to sell 2.2 million Euros and 280,000 British pounds at rates ranging from 1.05 to 1.06 U.S. dollars to the Euro and 1.57 to 1.67 U.S. dollars to the British pound. The company also held a contract which matures on November 30, 1999 to sell 700,000 deutsche marks at a rate of 1.66 deutsche marks to the U.S. dollar. At November 1, 1998, the company had contracts maturing through May 28, 1999 to sell 5.4 million deutsche marks and 365,000 British pounds at rates ranging from 1.71 to 1.77 deutsche marks to the U.S. dollar and 1.63 to 1.64 U.S. dollars to the British pound.

     The company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The company also holds fixed rate subordinated notes. The company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a cap rate for libor contracts at 8.5%. The agreement also sets a minimum rate of 5.37%. The agreement covers $45 million of the company's variable rate debt.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements and supplementary data filed with this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ST. JOHN KNITS INTERNATIONAL

     The following sets forth certain information concerning the directors and executive officers of SJKI:

         Name               Position with St. John Knits International        Age
         ----               ------------------------------------------        ---
Bob Gray            Chairman of the Board and Chief Executive Officer           73
Kelly Gray          Director and President                                      33
Marie Gray          Chief Designer and Secretary                                62
Bruce Fetter        Executive Vice President and Chief Operating Officer        44
Roger Ruppert       Senior Vice President-Finance and Chief Financial Officer   56
Karla Guyer         Senior Vice President-Marketing                             47
Linda Koontz        Vice President-Sales                                        42
Daniel O'Connell    Director                                                    45
James Kelley        Director                                                    44
Sander Levy         Director                                                    37


Biographical Information

     Bob Gray, a co-founder of St. John, has served as Chairman of the Board and Chief Executive Officer of the company since its inception in 1962. Prior to forming St. John, Mr. Gray held various sales and production positions with Cannady Creations, a small sportswear company, from 1952 to 1962, his last position being General Manager. He graduated from the University of Southern California with a B.A. degree in political science and psychology. Mr. Gray is the husband of Marie Gray and the father of Kelly Gray.

     Kelly Gray became President of the company in April 1996. She served as Creative Director of the company from June 1991 and Executive Vice President-Creative Director from December 1995 until April 1996. Ms. Gray also heads the company's retail boutique division and has design responsibilities for the St. John product line and the Griffith & Gray line. In addition, she has been the company's Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the company's advertising department from 1988 to June 1991. Prior to heading the advertising department of the company, Ms. Gray held various other administrative positions with the company. Ms. Gray is the daughter of Bob Gray and Marie Gray.

     Marie Gray, a co-founder of the company, has served as Chief Designer of the company since its inception in 1962 and as Secretary of the company since March 1993. Prior to forming the company, Ms. Gray was a fashion model, served as hostess of the Queen For a Day television show and was a fit model for some of the leading designers in the Los Angeles area. Ms. Gray is the wife of Bob Gray and the mother of Kelly Gray.

     Bruce Fetter was appointed Executive Vice President and Chief Operating Officer in June 1999. He served as Senior Vice President and Chief Operating Officer of the company since November 1997. He joined the company in January 1997 as Vice President-Distribution and in April was appointed Senior Vice President-Operations. From August 1994 to December 1996 he held the position of Vice President-Logistics for Bob's Stores, a division of the Melville Corporation. Mr. Fetter graduated with a B.S. degree from the University of Southern California in 1976, majoring in business.

     Roger Ruppert has served as Senior Vice President-Finance and Chief Financial Officer of the company since October 1986. Prior to joining the company, Mr. Ruppert was Vice President-Finance and Chief Financial Officer of Cardis Corporation, a publicly traded auto parts distributor, from October 1985 to October 1986. He graduated with a B.S. degree in engineering from the U.S. Naval Academy and also received an M.B.A. from the University of California, Los Angeles. Mr. Ruppert is a certified public accountant.

     Karla Guyer has been Senior Vice President-Marketing of the company since 1993. Between August 1990 and 1993, she was Vice President/National Sales Manager. Ms. Guyer attended Fullerton College in California.

     Linda Koontz was appointed Vice President-Sales of the company in January 1996. Previously, she served as National Sales Manager for ready-to-wear from 1993 to 1996 and National Sales Manager for the accessory division from 1991 to 1993.

Ms. Koontz graduated with a B.A. degree in political science from California State University-San Bernardino and also received a J.D. from Western State University.

     Daniel O'Connell is the Chief Executive Officer and founder of Vestar Capital. Mr. O'Connell is a director of Advanced Organics, Inc., Aearo Corporation, Cluett American Corp., Insight Communications Company, L.P., Remington Products Company L.L.C., Russell-Stanley Holdings, Inc., Siegel & Gale Holdings, Inc. and Sheridan Healthcare, Inc. Mr. O'Connell received an A.B. degree from Brown University and an M.B.A. degree from Yale University.

     James Kelley is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Kelley is a director of Consolidated Container Holdings, LLC, Celestial Seasonings, Inc. and Westinghouse Air Brake Company. Mr. Kelley received a B.S. degree from the University of Northern Colorado, a J.D. degree from the University of Notre Dame and an M.B.A. degree from Yale University.

     Sander Levy is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Levy is a director of Cluett American Corp. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

Director Compensation

     Directors of SJKI do not receive compensation, except as officers or employees of the company.

Item 11. EXECUTIVE COMPENSATION


Summary Compensation Table

     The following table sets forth the compensation for services in all capacities to SJKI and its subsidiaries of the following persons: (i) the chief executive officer of the company during fiscal year 1999 and (ii) the other four most highly compensated executive officers (the "Named Executive Officers"):

                                                                                       Long Term
                                              Annual Compensation/(7)/               Compensation
                                              ------------------------               ------------
                                                                                         Awards
                                                                                         ------
                                                                                   Shares of Common
                                                                                    Stock underlying        All Other
                                            Year     Salary/(1)/          Bonus        Options             Compensation
                                            ----     -----------          -----        -------             ------------
Bob Gray                                    1999   $1,615,663/(2)/        $ --         109,104           $6,880,000/(6)/
 Chairman and Chief Executive Officer       1998    1,617,132/(2)/          --              --                1,383
                                            1997    1,569,535/(2)/          --              --                1,189

Marie Gray                                  1999      551,311               --         109,104            1,720,000/(6)/
  Chief Designer and Secretary              1998      525,985               --              --                1,383
                                            1997      419,457               --              --                  321

Kelly Gray                                  1999      677,406/(3)/          --         145,472            1,290,000/(6)/
  President                                 1998      663,432/(3)/          --              --                1,383
                                            1997      604,616/(3)/          --              --                1,510

Bruce Fetter                                1999      327,007               --          16,667              402,500/(6)/
  Chief Officer of Operations               1998      258,130               --              --                1,383
                                            1997      155,334/(5)/          --              --               26,750/(4)/

Roger Ruppert                               1999      278,426               --           8,333              545,000/(6)/
  Chief Financial Officer                   1998      231,997               --              --                1,383
                                            1997      218,179               --              --                1,510

___________

(1) The amounts shown in this column include amounts and awards accrued during each of fiscal years 1999, 1998 and 1997 that were earned but not paid in such fiscal year.

(2) This amount includes $327,000 of salary which was earned but initially deferred in fiscal 1999 and $500,000 of annual salary that was earned but deferred in fiscal years 1998 and 1997, pursuant to the Employment Agreement, as amended, dated June 1, 1995 by and between the company and Mr. Gray. During fiscal 1999, in connection with the mergers, all such deferred compensation was paid to Mr. Gray.

(3) This amount includes modeling fees of $250,000 which were paid to Ms. Gray during each of fiscal years 1999, 1998 and 1997.

(4)  This amount represents relocation expenses paid by the company.

(5) These amounts represent a partial year due to the executive being hired during the applicable fiscal year.

(6) This amount was paid to settle outstanding stock options in connection with the mergers. Each outstanding option was cancelled and replaced with the right to receive a cash payment equal to the excess of $30 over the exercise price per share of the stock subject to such option.

(7) The company has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the listed officers for fiscal each of the fiscal years 1999, 1998 and 1997 did not exceed the lesser of 10% of such officer's total annual salary and bonus for such year or $50,000. Therefore, any such amounts are not included in the table.

Employment Agreements

     During fiscal 1995, the company entered into an Employment Agreement with Bob Gray commencing, June 1, 1995 for three years. During fiscal 1998, this agreement was amended to extend the term to May 31, 2000. The company also entered into new Employment Agreements with Marie Gray, Kelly Gray, Bruce Fetter and Roger Ruppert, effective July 14, 1998. The new employment agreements extended through December 31, 1998 and renew automatically at the end of each year unless terminated on thirty days notice by either party. The agreements require each employee to devote substantially his or her full business time and attention and best efforts to the affairs of the company during the term of the agreements. The agreements currently provide for the payment of a base salary at the rate of $1,475,000 for Bob Gray, $500,000 for Marie Gray, $420,000 for Kelly Gray, $375,000 for Bruce Fetter and $290,000 for Roger Ruppert. Under Kelly Gray's employment agreement, the company also compensates Ms. Gray $400,000 each year for her position as the Signature Model of the company.

     Prior to being amended in October 1999, Bob Gray's employment agreement provided for additional annual compensation of $500,000 to be deferred each year into a grantor trust. However, in connection with the closing of the mergers, Bob Gray received a lump sum payment of approximately $2.1 million, which represented all deferred compensation owed to him under his employment agreement (the "Deferred Payment"). Under the terms of his employment agreement, the deferred compensation would not otherwise be distributed to Mr. Gray until the earlier of (i) the termination of his employment with the company and (ii) June 1, 2000, on an installment basis, subject to the $1.0 million compensation limit under Section 162(m) of the Internal Revenue Code of 1986, as amended. In connection with the payment of the Deferred Payment, Mr. Gray's employment agreement was amended to provide that as of August 6, 1999, no portion of his annual compensation from the company will be deferred and all provisions of his employment agreement regarding compensation deferrals were terminated. As a result, the $500,000 per year previously deferred will now be included in Mr. Gray's base salary.

     The employment agreements for each of Bob, Marie and Kelly Gray, Bruce Fetter and Roger Ruppert also provide for the payment of severance benefits upon the termination of the employee's employment. Each employment agreement provides that the company pay severance benefits in the form of compensation continuation for a period equal to 18 months if the employee's employment is terminated by reason of a disability. In cases where the employee's employment is terminated by reason of the employee's death, the company generally will provide certain health insurance benefits to the employee's immediate family for a period of six months.

     Under the agreements, in cases where the employee's employment is terminated by the company without cause or by the employee with good reason, such severance benefits would include payment to the employee (excluding Mr.
Gray) of the employee's base salary for the longer of the remaining term of the agreement or six months. Under Mr. Gray's employment agreement, such severance benefits would include payment to him of all base salary through May 31, 2000. For purposes of the employment agreements, (i) termination by the company "with cause" includes termination for dishonesty, willful misconduct, a breach of a fiduciary duty which involves personal profit or benefit to the employee, a willful violation of any law and conviction thereunder and a material breach of the employment agreement and (ii) termination by the employee "for good reason" includes termination as a result of the assignment to the employee of duties inconsistent with the employee's position and status, a substantial alteration in the nature, status or prestige of the employee's responsibilities, the relocation of the company's executive offices to a point more than 50 miles from the location of such offices as of the date of the applicable employment agreement and a reduction in the employee's base salary.

     Under the employment agreements, termination of employment for good reason also means voluntary termination by the employee as a result of (i) the failure by the company to obtain from any successor, before the succession takes place, an agreement to assume and perform the employment agreements or (ii) an occurrence of a "change of control event." A "change of control event" takes place when a person or group of persons acquire ownership of 25% or more of the outstanding common stock of the company without first obtaining the approval of the company's then outstanding directors. These employment agreements provide for additional severance benefits to the employees upon these events of voluntary termination, including a lump sum payment equal to two times the employee's then base salary.

     Kelly Gray has been the company's Signature Model since 1982. Ms. Gray's responsibilities as Signature Model include still photography modeling for the company's Cruise/Spring and Fall clothing lines, fragrance and accessories. The company uses photographs of Ms. Gray in the company's print advertising for these products. The company believes the modeling arrangement with Ms. Gray contains terms no less favorable to the company than those obtainable from unaffiliated third parties.

Retirement Plan

     The company maintains the Employees' Profit Sharing Plan, as amended (the "Retirement Plan"), a qualified profit-sharing plan for the benefit of all eligible employees. The Retirement Plan contemplates the sharing of profits and is funded annually by cash contributions at the discretion of the board of directors. The Retirement Plan was funded in each of fiscal years 1999, 1998 and 1997 with contributions of $500,000.

Stock Option Plan

     In connection with the mergers, in order to provide financial incentives for certain of its employees, SJKI adopted a stock option plan, which provides for the grant of options to purchase shares of SJKI common stock.

     SJKI granted Bob Gray, Marie Gray and Kelly Gray, as incentive compensation, employee stock options to acquire SJKI common stock representing approximately 5% of the total shares of SJKI common stock outstanding on a fully diluted basis. The exercise price of the options is $30.00 per share. The options vest and become exercisable in specified circumstances, including upon the continued employment of the Grays for a specified period of time and the achievement of specified performance criteria, and have up to a 10-year term. Any unvested options expire following specified terminations of the applicable individual's employment with SJKI. In addition, if the applicable performance criteria are not met, the options will not become exercisable and will terminate without payment therefor.

     In addition, some members of management other than the Grays received, as incentive compensation, employee stock options to acquire shares of SJKI common stock. The exercise price reflects the fair market value of the underlying shares, as determined by the board of directors of SJKI in its best judgment. The options vest and become exercisable upon the continued employment of the applicable individual with SJKI for a specified period of time and have up to a 10-year term. Any unvested options expire following specified terminations of the applicable individual's employment with SJKI. In addition, upon the occurrence of a change in control transaction, these options may become fully exercisable. The board of directors of SJKI determines which members of management will receive these options.

     The shares of SJKI common stock underlying the options that these members of management received as incentive compensation will, along with any future grants, in the aggregate, represent approximately 5% of the outstanding common stock of SJKI on a fully diluted basis.

Option Grants in Last Fiscal Year

     The following table sets forth information with respect to the Named Executive Officers concerning the number of stock options granted during the fiscal year ended October 31, 1999:


                                                                                                       Potential Realizable
                                                             Percent of                                   Value at Assumed
                                               Number of   Total Options                                Annual Rates of Stock
                                               Securities    Granted to                                Price Appreciation for
                                               Underlying   Employees in   Exercise   Expiration             Option Term
                                                                                                             -----------
               Name                             Options     Fiscal Year     Price       Date           5%            10%
               ----                             -------     -----------     -----       ----          --             --
Bob Gray.....................................     109,104       21.9%        $30.00     7/07/09       --     $  972,117
Marie Gray...................................     109,104       21.9%        $30.00     7/07/09       --        972,117
Kelly Gray...................................     145,472       29.2%        $30.00     7/07/09       --      1,296,156
Bruce Fetter.................................      16,667        3.3%        $30.00     7/07/09       --        148,503
Roger Ruppert................................       8,333        1.7%        $30.00     7/07/09       --         74,247

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended October 31, 1999 and unexercised options held by each such officer as of October 31, 1999:

                                                                         Number of Securities
                                                                        Underlying Unexercised       Value of Unexercised
                                                 Shares                       Options at           In-the-Money Options at
                                               Acquired on   Value         Fiscal Year-End           Fiscal Year-End/(1)/
                                                                      ------------------------------------------------------
Name                                            Exercise    Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
----                                           -----------  --------  -----------  -------------  -----------  -------------
Bob Gray.....................................       --        --           --        109,104           --             --
Marie Gray...................................       --        --           --        109,104           --             --
Kelly Gray...................................       --        --           --        145,472           --             --
Bruce Fetter.................................       --        --           --         16,667           --             --
Roger Ruppert................................       --        --           --          8,333           --             --

_____________

(1) All stock options currently held by the Named Executive Officers have an exercise price of $30. The current fair market value of the stock is less than the exercise price and therefore, there is no current value to the unexercised options.

Item 12. SECURY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of January 26, 2000 regarding the beneficial ownership of SJKI's common stock by: (i) each person who is known by SJKI to be the beneficial owner of more than 5% of the common stock; (ii) each of the directors of SJKI; (iii) each executive officer listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of SJKI as a group.

                                                                           Approximate
                                                                        Number of Shares
                                                                          Beneficially
Name                                                                          Owned         Percentage Owned
----                                                                          -----         ----------------
Vestar/Gray Investors LLC/(1)/                                               6,090,205           93.03%
     1225 17th Street, Suite 1660
     Denver, Colorado 80202
Bob Gray/(2)/                                                                  611,412            9.34%
Marie Gray/(2)/                                                                611,412            9.34%
Kelly Gray                                                                     357,571            5.46%
Bruce Fetter                                                                     1,750               *
Roger Ruppert                                                                    1,000               *
Daniel O'Connell/(3)/                                                        5,121,222           78.23%
James Kelley/(3)/                                                            5,121,222           78.23%
Sander Levy/(3)/                                                             5,121,222           78.23%
All current directors and executive officers as a group (seven persons)      6,092,955           93.08%

___________

*    less than 1%

(1) Vestar Capital Partners III, L.P., 245 Park Avenue, New York, New York 10167, beneficially owns 5,121,222 shares, or approximately 78.23%, of SJKI's common stock through its controlling interest in Vestar/SJK Investors LLC, which owns approximately 84% of Vestar/Gray Investors.

(2) Includes 556,772 shares which are beneficially owned (through Vestar/Gray Investors) by the Gray Family Trust, of which Robert and Marie Gray serve as co-trustees and are the sole beneficiaries. In addition, includes 54,640 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Ann Gray Trust, of which Robert and Marie Gray serve as co-trustees and of which Kelly Gray is the sole beneficiary.

(3) Includes shares beneficially owned by Vestar. Each of Mr. O'Connell, Mr. Kelley and Mr. Levy disclaims the existence of a group and disclaims beneficial ownership of the common stock not held by him.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The company leases its corporate office and manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries, has a 50% general partnership interest. The lease is for a five-year term expiring on May 30, 2001, with the company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $60,000, with annual increases of 4%. During fiscal years 1999, 1998 and 1997, the company paid GM Properties approximately $729,000, $701,000 and $621,000, respectively, under this lease.

     The company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2001, with the company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $24,000, with annual increases of 4%. During fiscal years 1999, 1998 and 1997, the company paid Alhambra Partners approximately $285,000, $274,000 and $263,000, respectively, under this lease.

     The company periodically rents certain personal property from Ocean Air Charters, Inc. ("Ocean"), in which Bob Gray and Marie Gray are the sole shareholders. During fiscal years 1999, 1998 and 1997, the company paid approximately $8,000, $21,000 and $30,000, respectively, with respect to such property. In addition, St. John and Ocean each hold a 50% ownership interest in a partnership ("Partnership") which owns an airplane. As of October 31, 1999, each partner had a net capital investment in the Partnership of approximately $496,000. During fiscal years 1999, 1998 and 1997, the Partnership leased the airplane to the company and received lease payments totaling approximately $1,038,000, $868,000 and $840,000, respectively. As of April 1, 1999, St. John and the Partnership entered into a lease agreement for the airplane expiring March 31, 2001, at a lease rate of $93,000 per month.

     Each of the arrangements between the company and entities controlled by the Gray family is, in the opinion of management, on terms no less favorable to the company than those that were available from persons not affiliated with the company.

Certain Agreements Relating to the Mergers

     Vestar Capital, SJKI and St. John have entered into a management agreement. Pursuant to the management agreement, SJKI and St. John paid to Vestar Capital a transaction fee of $4.0 million at closing and reimbursed Vestar Capital for all out-of-pocket expenses incurred in connection with the mergers. In addition, under the agreement Vestar Capital will provide management services, including advisory and consulting services, in relation to the selection, supervision and retention of independent auditors, outside legal counsel, investment bankers or other financial advisors or consultants. For these services, the management agreement provides that SJKI and St. John will pay Vestar Capital an annual fee of $500,000 and will reimburse Vestar Capital for all out-of-pocket expenses. The management agreement will terminate if Vestar Capital and its partners and their respective affiliates, through Vestar/Gray Investors or otherwise, hold, in the aggregate, less than 50% of the SJKI stock beneficially owned by Vestar immediately following the closing of the transactions and cease to control a majority of SJKI's board of directors.

     SJKI is approximately 93% owned by Vestar/Gray Investors. Vestar beneficially owns approximately 84%, and the Grays beneficially own approximately 16%, of Vestar/Gray Investors. The Vestar/Gray Investors limited liability company agreement provides, among other things, that Vestar may appoint three of SJKI's five directors and the Grays may appoint the remaining two directors. The right of Vestar and the Grays to appoint directors will be subject to reduction to the extent the amount of SJKI stock allocated to either is reduced.

     SJKI has entered into a stockholders' agreement with stockholders of SJKI, including Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that (i) prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI, or, under some circumstances, St. John, to purchase the shares of SJKI common stock beneficially owned by such employee, up to a maximum of $5.0 million worth of such common stock for all Gray employees during any 12-month period; and (ii) prior to a public offering of SJKI common stock, if any of the Grays is terminated without "cause" or resigns for "good reason," as these terms are defined in their current respective employment agreements with the company, then he or she will have the right to require SJKI, or, under some circumstances, St. John, to purchase shares of SJKI common stock beneficially owned by such employee, up to a maximum of 25% of the common stock beneficially owned by all such terminated or resigning Gray employees during any 12-month period.

     The stockholders' agreement also provides that each of the Grays, so long as he or she is employed by the company and for a period of five years after he or she ceases to be so employed, will not, directly or indirectly, engage in the design, manufacturing, production, marketing, sale or distribution of women's clothing or accessories anywhere in the world in which the company is doing business, other than through his or her employment with the company. The agreement also provides that if Kelly Gray is terminated without "cause" or resigns for "good reason," as defined under her current employment agreement, the term of the non-compete period will be reduced to three years, and, subject to restrictions, she will be permitted to engage in certain otherwise competitive activities.

     All outstanding shares of preferred stock of SJKI are currently held by Vestar/SJK Investors LLC, Kelly Gray and The Gray Family Trust. The holders of the preferred stock will be entitled to up to five demand registration rights at the expense of SJKI.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:


          1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements"

          2. Consolidated Financial Statement Schedule--See "Index to Consolidated Financial Statements"

          3. Exhibits--See "Exhibit Index"


     (b) Reports on Form 8-K

          None

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                    -------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..........................................................................       36

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets at October 31, 1999 and November 1, 1998............................................       37
  Consolidated Statements of Income for the years ended October 31, 1999, November 1, 1998 and
    November 2, 1997..............................................................................................       38
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended October 31, 1999,
    November 1, 1998 and November 2, 1997.........................................................................       39
  Consolidated Statements of Cash Flows for the years ended October 31, 1999, November 1, 1998
    and November 2, 1997..........................................................................................       40
  Notes to Consolidated Financial Statements......................................................................       42

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II--Valuation and Qualifying Account...................................................................       63

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits International, Incorporated:

  We have audited the accompanying consolidated balance sheets of ST. JOHN KNITS INTERNATIONAL, INCORPORATED (a Delaware corporation) and subsidiaries as of October 31, 1999 and November 1, 1998, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. John Knits International, Incorporated and subsidiaries as of October 31, 1999 and November 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP

Orange County, California
January 25, 2000

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                                              October 31,            November 1,
                                      A S S E T S                                                 1999                  1998
                                      -----------                                             -------------          ------------
Current assets:
  Cash and cash equivalents.............................................................      $  32,443,815          $ 14,336,872
  Investments...........................................................................             25,412             1,175,427
  Accounts receivable, net..............................................................         33,562,573            35,562,189
  Inventories...........................................................................         43,521,734            47,748,286
  Deferred income tax benefit...........................................................          7,678,272             7,743,961
  Other.................................................................................          2,634,127             2,377,352
                                                                                              -------------          ------------
     Total current assets...............................................................        119,865,933           108,944,087
                                                                                              -------------          ------------
Property and equipment:
  Machinery and equipment...............................................................         51,242,600            47,023,808
  Leasehold improvements................................................................         32,856,047            30,691,098
  Buildings.............................................................................         17,913,064            17,883,700
  Furniture and fixtures................................................................          6,868,556             6,462,833
  Land..................................................................................          5,786,857             5,786,857
  Construction in progress..............................................................          4,132,267               666,481
                                                                                              -------------          ------------
                                                                                                118,799,391           108,514,777
  Less--Accumulated depreciation and amortization.......................................         49,211,044            38,627,543
                                                                                              -------------          ------------
                                                                                                 69,588,347            69,887,234
                                                                                              -------------          ------------
Deferred financing costs................................................................         14,585,755                    --
Other assets............................................................................          2,770,219             3,558,347
                                                                                              -------------          ------------
                                                                                              $ 206,810,254          $182,389,668
                                                                                              =============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

Current liabilities:
  Accounts payable......................................................................      $   6,805,079          $  8,303,874
  Current portion of long-term debt.....................................................          2,564,352               227,979
  Accrued expenses......................................................................         11,275,809            11,101,794
  Accrued interest expense..............................................................          7,661,434                    --
  Dividends payable.....................................................................          1,228,472                    --
  Income taxes payable..................................................................          1,190,888               120,657
                                                                                              -------------          ------------
     Total current liabilities..........................................................         30,726,034            19,754,304
Long-term debt, net of current portion..................................................        287,321,021               407,599
                                                                                              -------------          ------------
     Total liabilities..................................................................        318,047,055            20,161,903
                                                                                              -------------          ------------
Minority interest.......................................................................            693,391               653,435
                                                                                              -------------          ------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--3,000,000
    shares, issued and outstanding--250,000 and none, respectively......................         25,000,000                    --
                                                                                              -------------          ------------

Stockholders' equity (deficit):
  Common stock, par value $0.01 per share: Authorized--30,000,000 shares, issued and
    outstanding--6,546,174 and 16,579,484 shares, respectively..........................             65,462               502,799
  Unrealized loss on securities.........................................................            (28,261)              (27,504)
  Cumulative translation adjustment.....................................................            406,823               197,249
  Additional paid-in capital............................................................        147,141,194            17,882,672
  Retained earnings (deficit)...........................................................       (284,515,410)          143,019,114
                                                                                              -------------          ------------
   Total stockholders' equity (deficit).................................................       (136,930,192)          161,574,330
                                                                                              -------------          ------------
                                                                                              $ 206,810,254          $182,389,668
                                                                                              =============          ============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                        For the years ended
                                                                          ----------------------------------------------
                                                                           October 31,      November 1,      November 2,
                                                                              1999             1998             1997
                                                                          ------------      ------------    ------------
Net sales...............................................................  $300,283,000     $281,960,763     $242,100,843
Cost of sales...........................................................   130,130,588      120,882,597       99,545,173
                                                                          ------------     ------------     ------------
Gross profit............................................................   170,152,412      161,078,166      142,555,670
Selling, general and administrative expenses............................   120,995,893      107,025,666       84,544,884
Transaction fees and expenses...........................................    15,122,809               --               --
                                                                          ------------     ------------     ------------
Operating income........................................................    34,033,710       54,052,500       58,010,786
Interest expense........................................................    10,224,486               --           42,266
Other income............................................................     1,196,654        1,369,022          754,960
                                                                          ------------     ------------     ------------
Income before income taxes..............................................    25,005,878       55,421,522       58,723,480
Income taxes............................................................    10,316,811       22,000,904       24,299,829
                                                                          ------------     ------------     ------------
Net income..............................................................    14,689,067       33,420,618       34,423,651
                                                                          ------------     ------------     ------------
Comprehensive income, net of tax:
   Foreign currency translation adjustments.............................       123,649          127,794          (11,417)
   Unrealized loss on securities........................................          (447)         (16,227)              --
                                                                          ------------     ------------     ------------
Comprehensive income....................................................  $ 14,812,269     $ 33,532,185     $ 34,412,234
                                                                          ============     ============     ============
Net income per common share:

   Basic................................................................  $       1.01     $       2.00     $       2.07
                                                                          ============     ============     ============
   Diluted..............................................................  $       0.98     $       1.94     $       2.01
                                                                          ============     ============     ============
Dividends per share.....................................................  $      0.075     $       0.10     $       0.10
                                                                          ============     ============     ============
Shares used in the calculation of net income per share:

   Basic................................................................    13,389,747       16,693,955       16,614,975
                                                                          ============     ============     ============
   Diluted..............................................................    13,668,638       17,234,630       17,133,631
                                                                          ============     ============     ============

                            See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common Stock
                                    -----------------------
                                      Number                  Additional     Cumulative   Unrealized      Retained
                                        Of                      Paid-In     Translation     Loss on       Earnings
                                      Shares       Amount       Capital      Adjustment   Securities      (Deficit)      Total
                                      ------       ------       -------      ----------   ----------      ---------      -----
Balance, November 3, 1996........   16,599,064   $ 502,799   $ 18,085,151      $     --     $     --   $  78,505,362  $  97,093,312
  Dividends declared
    ($.10 per share).............           --          --             --            --           --      (1,661,909)    (1,661,909)
  Shares issued upon
    exercise of options
    including tax benefit........       35,484          --        844,390            --           --              --        844,390
  Foreign currency
    translation adjustment.......           --          --             --       (19,351)          --              --        (19,351)
  Net income.....................           --          --             --            --           --      34,423,651     34,423,651
                                   -----------   ---------   ------------      --------   ----------   -------------  -------------
Balance November 2, 1997.........   16,634,548     502,799     18,929,541       (19,351)          --     111,267,104    130,680,093
  Dividends declared
    ($.10 per share).............           --          --             --            --           --      (1,668,608)    (1,668,608)
  Shares issued upon
    exercise of options
    including tax benefit........      109,336          --      1,832,969            --           --              --      1,832,969
  Shares repurchased.............     (164,400)         --     (2,879,838)           --           --              --     (2,879,838)
  Unrealized loss on securities..           --          --             --            --      (27,504)             --        (27,504)
  Foreign currency translation
    adjustment...................           --          --             --       216,600           --              --        216,600
  Net income.....................           --          --             --            --           --      33,420,618     33,420,618
                                   -----------   ---------   ------------      --------   ----------   -------------  -------------
Balance November 1, 1998.........   16,579,484     502,799     17,882,672       197,249      (27,504)    143,019,114     161,574,330
  Dividends declared
    ($.075 per share)............           --          --             --            --           --      (1,244,545)    (1,244,545)
  Dividends accrued for
    preferred stock..............           --          --             --            --           --      (1,228,472)    (1,228,472)
  Shares issued upon
    exercise of options
    including tax benefit........       39,329          --        796,510            --           --              --        796,510
  Unrealized loss on securities..           --          --             --            --         (757)             --           (757)
  Foreign currency translation
    adjustment...................           --          --             --       209,574           --              --        209,574
  Recapitalization transaction...  (10,072,639)   (437,337)   128,407,850            --           --    (439,750,574)  (311,780,061)
  Reimbursement of
   short-swing profit............           --          --         54,162            --           --              --         54,162
  Net income.....................           --          --             --            --           --      14,689,067     14,689,067
                                   -----------   ---------   ------------      --------   ----------   -------------  -------------
Balance October 31, 1999.........    6,546,174   $  65,462   $147,141,194      $406,823     $(28,261)  $(284,515,410) $(136,930,192)
                                   ===========   =========   ============      ========   ==========   =============  =============



                            See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended
                                                                             ------------------------------------------------
                                                                              October 31,       November 1,      November 2,
                                                                                  1999             1998             1997
                                                                             -------------     -------------    -------------
Cash flows from operating activities:
 Net income................................................................  $  14,689,067     $ 33,420,618     $ 34,423,651
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization...........................................     13,611,668       11,370,680        8,858,703
   Amortization of discount on 12.5% notes due 2009........................         44,596               --               --
   Amortization of deferred loan costs.....................................        611,990               --               --
   Net (increase) decrease in deferred income tax benefit..................         65,689       (1,950,000)        (300,000)
   Loss on disposal of property and equipment..............................      1,315,830          483,920          215,810
   Partnership losses......................................................        231,213          331,405          351,165
   Write-off of trademark in Japan.........................................        620,077               --               --
   Minority interest in income of consolidated subsidiaries................         39,956           50,525          602,910
   (Increase) decrease in accounts receivable..............................      1,999,616        1,010,234       (8,478,817)
   (Increase) decrease in inventories......................................      4,226,552      (17,011,306)      (7,117,926)
   (Increase) decrease in other current assets.............................       (256,775)         214,390       (1,322,360)
   (Increase) decrease in other assets.....................................       (472,032)        (488,410)           6,700
   Increase (decrease) in accounts payable.................................     (1,498,795)      (1,730,522)       4,629,995
   Increase (decrease) in accrued expenses.................................        174,015        1,240,704       (1,004,422)
   Increase in accrued interest expense....................................      7,661,434               --               --
   Increase (decrease) in income taxes payable.............................      1,070,231       (1,960,585)        (262,758)
   Decrease in deferred income tax liability...............................             --               --         (143,941)
                                                                             -------------     ------------     ------------
    Net cash provided by operating activities..............................     44,134,332       24,981,653       30,458,710
                                                                             -------------     ------------     ------------
Cash flows from investing activities:
 Proceeds from sale of property and equipment..............................        183,860           10,499           84,641
 Purchase of property and equipment........................................    (14,530,943)     (23,648,032)     (22,751,076)
 Purchase of trademarks....................................................             --               --         (747,928)
 Purchase of short-term investments........................................             --               --         (204,959)
 Sale of short-term investments............................................      1,150,015        1,176,338        2,075,710
 Capital contributions to partnership......................................             --               --          (67,108)
 Capital distributions from partnership....................................        127,341           84,496           68,500
                                                                             -------------     ------------     ------------
    Net cash used in investing activities..................................    (13,069,727)     (22,376,699)     (21,542,220)
                                                                             -------------     ------------     ------------
Cash flows from financing activities:
 Proceeds from credit agreement............................................    190,000,000               --               --
 Proceeds from issuance of subordinated notes..............................     98,616,000               --               --
 Addition to  long-term debt...............................................      1,427,000          407,599               --
 Principal payments of long-term debt......................................       (837,800)              --               --
 Recapitalization transaction..............................................   (311,780,061)              --               --
 Issuance of common stock..................................................        796,510        1,832,969          844,390
 Issuance of preferred stock...............................................     25,000,000               --               --
 Financing fees and expenses...............................................    (15,197,745)              --               --
 Cash dividends paid.......................................................     (1,244,545)      (2,084,472)      (1,661,022)
 Short-swing profit reimbursement..........................................         54,162               --               --
 Payment for the repurchase of common stock................................             --       (2,879,838)              --
                                                                             -------------     ------------     ------------
    Net cash used in financing activities..................................    (13,166,479)      (2,723,742)        (816,632)
                                                                             -------------     ------------     ------------

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                                           For the years ended
                                                                             -------------------------------------------------
                                                                               October 31,      November 1,      November 2,
                                                                                  1999             1998             1997
                                                                             ---------------  ---------------  ---------------
Effect of exchange rate changes............................................        209,574          216,600          (19,351)
                                                                             -------------     ------------     ------------
Unrealized loss on securities..............................................           (757)         (27,504)              --
                                                                             -------------     ------------     ------------
Net increase in cash and cash equivalents..................................     18,106,943           70,308        8,080,507
Beginning balance, cash and cash equivalents...............................     14,336,872       14,266,564        6,186,057
                                                                             -------------     ------------     ------------
Ending balance, cash and cash equivalents..................................  $  32,443,815     $ 14,336,872     $ 14,266,564
                                                                             =============     ============     ============
Supplemental disclosures of cash flow information:
    Cash received during the year for interest income......................  $   1,239,507     $  1,154,834     $    988,272
                                                                             =============     ============     ============
    Cash paid during the year for:
         Interest expense..................................................  $   1,882,331     $         --     $     46,954
                                                                             =============     ============     ============
         Income taxes......................................................  $  10,554,471     $ 25,286,040     $ 24,526,911
                                                                             =============     ============     ============



                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            October 31, 1999, November 1, 1998 and November 2, 1997

1.  Company Background and Basis of Presentation

     The consolidated financial statements include the accounts of St. John Knits International, Incorporated ("SJKI"), a Delaware corporation, and its subsidiaries, including St. John Knits, Inc. ("St. John"). SJKI and its subsidiaries are collectively referred to herein as "the Company." All interdivisional and intercompany transactions and accounts have been eliminated in consolidation. The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and the Company's own retail boutiques and outlets.

     On February 2, 1999, St. John entered into a merger agreement to be acquired by a group consisting of Vestar Capital Partners III, L.P. (Vestar) and Bob Gray, Marie Gray and Kelly Gray at an offer price of $30 per share. Pursuant to the agreement, on July 7, 1999, the Company consummated two mergers. As a result of the mergers, St. John became a wholly owned subsidiary of SJKI. The mergers were accounted for as a recapitalization. The operating results for all periods prior to the mergers consist entirely of the historical results of St. John and its subsidiaries.

     During fiscal 1997, the Company formed St. John Company, Ltd. in Japan to operate as a 51 percent owned subsidiary to distribute the Company's products in Japan. During fiscal 1998, the Company increased its ownership percentage to 68 percent. During fiscal 1997, the Company also formed Amen Wardy Home Stores, LLC, a 51 percent owned limited liability company. During fiscal 1999 the Company changed the name of this subsidiary to St. John Home Stores, LLC and now owns 100 percent of this entity. St. John Home operates two home furnishing stores and one outlet store. The operations of both entities are included in the accompanying consolidated financial statements.


2.  Summary of Accounting Policies

    a. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 1999, 1998 and 1997 ended on October 31, November 1 and November 2, respectively. Fiscal years 1999, 1998 and 1997 were comprised of 52 weeks.


    b. Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


    c. Revenue Recognition

     Revenue on sales to specialty retailers is recognized when the goods are shipped. The Company establishes liabilities for estimated returns and allowances at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes liabilities for estimated returns at the retail stores. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,270,000 and $1,205,000 in fiscal year 1999, and $2,488,000 and $951,000 in fiscal year 1998, respectively.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997

    d. Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market.


     Inventories are comprised of the following:

                                                                                               1999                1998
                                                                                               ----                ----
          Raw materials..........................................................            $11,940,108        $14,529,822
          Work-in-process........................................................              6,847,155          8,896,248
          Finished products......................................................             24,734,471         24,322,216
                                                                                             -----------        -----------
                                                                                             $43,521,734        $47,748,286
                                                                                             ===========        ===========

    e. Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method to provide for the retirement of property and equipment at the end of their estimated useful lives, which range from three to thirty-nine years.


    f. Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments purchased with a maturity of three months or less.


    g. Foreign Exchange Transactions and Contracts

     The Company enters into foreign exchange contracts as a hedge against exchange rate risk on the collection of certain accounts receivable denominated in a foreign currency. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders' equity until the anticipated transaction occurs. Such gains and losses then offset the related gains and losses reported on the underlying transaction (Note 4).


    h. Income Taxes

     The Company utilizes the liability method of accounting for income taxes required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."


    i. Earnings per Share

     The Company adopted SFAS No. 128 "Earnings Per Share" during fiscal 1998. Under the new requirement, primary earnings per share was replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share, which replaced fully diluted earnings per share, includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

     As a result of the adoption of SFAS No. 128, primary earnings per share for fiscal 1997 was restated from $2.01 to $2.07 to reflect the change to basic earnings per share. The difference between basic and diluted earnings per share, as shown on the Company's Consolidated Statements of Income, is due to the dilutive effect of stock options outstanding.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods presented:

                                                                                 Fiscal Year Ended
                                                                ------------------------------------------------------
                                                                   October 31,        November 1,       November 2,
                                                                     1999               1998              1997
                                                                ----------------   ----------------   ----------------
Net income...................................................   $     14,689,067   $     33,420,618   $     34,423,651
Less:  preferred stock dividends.............................          1,228,472                 --                 --
                                                                ----------------   ----------------   ----------------
Income allocated to common stockholders......................   $     13,460,595   $     33,420,618   $     34,423,651
                                                                ================   ================   ================
Weighted average shares outstanding-basic....................         13,389,747         16,693,955         16,614,975
                                                                ================   ================   ================
Basic earnings per share.....................................   $           1.01   $           2.00   $           2.07
                                                                ================   ================   ================
Add:  dilutive effect of stock options.......................            278,891            540,675            518,656
                                                                ----------------   ----------------   ----------------
Weighted average shares outstanding-diluted..................         13,668,638         17,234,630         17,133,631
                                                                ================   ================   ================
Diluted earnings per share...................................   $           0.98   $           1.94   $           2.01
                                                                ================   ================   ================

    j. Foreign Currency Translation

     The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are included as a separate component of consolidated stockholders' equity.


    k. Advertising and Promotion

     All costs associated with advertising and promotion of the Company's products are expensed as incurred.


    l. Investments

     The Company's investments are categorized as available-for-sale securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.


   m. Comprehensive Income

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

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


    n. Segment Reporting

     The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", effective in fiscal 1999. SFAS No. 131 established new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers. The business segments of the Company are wholesale and retail sales. Information on segment reporting is included at Note 14.

    o. New Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities". The Company will be required to adopt this standard in fiscal 2000. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3.  Fair Value of Financial Instruments

     The following methods and assumptions were used by management to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

     Cash and Cash Equivalents - The carrying amount is a reasonable estimate of the fair value.

     Investments - Investments consist primarily of municipal bonds with maturity dates of less than six months and common stock, which are classified as available-for-sale and reported at fair value.

     Senior Credit Facility - The term debt related to the senior credit facility approximates the market value as the interest rate on the debt is variable and similar to what is currently available.

     12.5% Senior Notes due 2009 - This issue was publicly traded (on a limited basis) at October 31, 1999. Therefore, the fair value of this issue is based on its quoted market price at that date.

     Mandatorily Redeemable Preferred Stock - Based on current market conditions, the fair value of this item approximates book value at October 31, 1999.

     Foreign Currency Contracts - The fair value of foreign currency contracts (used for hedging purposes) is estimated based on current market prices.

     Interest Rate Collar - The fair value of this instrument is based upon the present value of the estimated future cash flows.

The estimated fair values of the Company's financial instruments are as follows:

                                                                                  Fiscal Year Ended
                                                         -------------------------------------------------------------------
                                                                        1999                              1998
                                                         -------------------------------------------------------------------
                                                            Book Value       Fair Value         Book Value      Fair Value
                                                         ----------------  --------------     ---------------  -------------
Financial Assets:
   Cash and cash equivalents...........................  $     32,443,815  $   32,443,815     $    14,336,872  $  14,336,872
   Investments.........................................            25,412          25,412           1,175,427      1,175,427
Financial Liabilities:
   Long-term debt:
      Senior Credit Facility................                  189,250,000     189,250,000                  --             --
      12  1/2% Senior Subordinated Notes due 2009......        98,660,596      87,000,000                  --             --
   Mandatorily Redeemable Preferred Stock..............        25,000,000      25,000,000                  --             --

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


                                                                                   Fiscal Year Ended
                                                         ----------------------------------------------------------------------
                                                                          1999                                 1998
                                                         ----------------------------------------------------------------------
                                                          Notional Amount     Fair Value      Notional Amount     Fair Value
                                                         -----------------  --------------   -----------------  ---------------
Other:
   Foreign currency contracts..........................    $ 3,191,185         $(59,972)         $3,670,839        $197,187
   Interest rate collar................................     45,000,000           33,578                  --              --

    4.  Hedging Activities

     During the fourth quarter of fiscal 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has designated certain financial instruments as cash flow hedges which must be reported in accordance with SFAS No. 133. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

     It is the Company's policy to reduce the effects of fluctuations in foreign currency exchange rates associated with its sale of goods denominated in a foreign currency by entering into forward contracts. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders' equity until the anticipated transaction occurs. Such gains and losses then offset the related gains and losses reported on the underlying transaction. The total net gain recorded during fiscal years 1999 and 1998 was $168,000 and $321,000, respectively.

     The Company holds various foreign exchange contracts. At October 31, 1999, the Company had contracts maturing through February 29, 2000 to sell 2.2 million Euros and 280,000 British pounds at rates ranging from 1.05 to 1.06 U.S. dollars to the Euro and 1.57 to 1.67 U.S. dollars to the British pound. The Company also held a contract which matures on November 30, 1999 to sell 700,000 deutsche marks at a rate of 1.66 deutsche marks to the U.S. dollar. At November 1, 1998, the Company had contracts maturing through May 28, 1999 to sell 5.4 million deutsche marks and 365,000 British pounds at rates ranging from 1.71 to 1.77 deutsche marks to the U.S. dollar and 1.63 to 1.64 U.S. dollars to the British pound. At October 31, 1999 and November 1, 1998 the fair value of these foreign currency contracts has not been recorded as a component of stockholders' equity as the amounts are not material.

     The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45 million of the Company's variable rate debt and establishes a LIBOR cap at 8.50% and a LIBOR floor at 5.37%. The agreement became effective on October 4, 1999 and will expire on July 7, 2002.

     The fair value of the interest rate collar agreement is included on the balance sheet and the ineffective portion is included currently in interest expense.


5.  Accrued Expenses

     Accrued expenses for fiscal years 1999 and 1998 are comprised of the following:


                                                                                        1999             1998
                                                                                        ----             ----
      Wages and benefits.........................................................      $ 4,567,077      $ 5,135,454
      Workers' compensation......................................................          240,303          646,100
      Profit-sharing plan contribution...........................................          500,000          500,000
      Promotional and advertising allowance......................................        2,136,492        1,896,955
      Other......................................................................        3,831,937        3,151,264
                                                                                       -----------      -----------
                                                                                       $11,275,809      $11,329,773
                                                                                       ===========      ===========

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


6.  Income Taxes

     The provision for income taxes for fiscal years 1999, 1998 and 1997, consists of the following:

                                                                       1999            1998             1997
                                                                       ----            ----             ----
          Current:
               Federal........................................   $ 9,248,127      $17,568,636      $18,878,088
               State..........................................     1,002,995        4,220,969        5,335,096
                                                                 -----------      -----------      -----------
                                                                  10,251,122       21,789,605       24,213,184
          Deferred provision..................................        65,689          211,299           86,645
                                                                 -----------      -----------      -----------
                                                                 $10,316,811      $22,000,904      $24,299,829
                                                                 ===========      ===========      ===========

     The components of the deferred income tax provision for fiscal years 1999, 1998 and 1997 are as follows:

                                                                       1999            1998             1997
                                                                       ----            ----             ----
          Allowance for uncollectible accounts...............    $    86,516      $    16,718      $    57,083
          Inventory adjustments to market....................     (1,097,816)        (431,311)         609,067
          Accrued expenses...................................        157,138          663,042         (429,750)
          Depreciation.......................................        919,851          (37,150)        (149,755)
                                                                 -----------      -----------      -----------
                                                                 $    65,689      $   211,299      $    86,645
                                                                 ===========      ===========      ===========

     The components of the Company's deferred income tax benefit as of October 31, 1999 and November 1, 1998 are as follows:

                                                                                 1999             1998
                                                                                 ----             ----
          Deferred income tax benefit:
            Tax basis adjustments to inventory............................    $  948,780       $2,126,806
            Allowance for uncollectible accounts..........................       456,750          879,725
            Inventory adjustments to market...............................     3,112,131        2,283,321
            Accrued expenses..............................................     3,160,611        2,454,109
                                                                              ----------       ----------
                                                                              $7,678,272       $7,743,961
                                                                              ==========       ==========

     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes for fiscal years 1999, 1998 and 1997 as follows:

                                                                       1999            1998             1997
                                                                       ----            ----             ----
          Income tax provision computed at statutory rate.....     $ 8,752,057      $19,397,537      $20,553,218
          State taxes, net of federal benefit.................       1,564,754        3,350,232        3,549,834
          Tax credits and other...............................              --         (746,865)         196,777
                                                                   -----------      -----------      -----------
          Tax provision.......................................     $10,316,811      $22,000,904      $24,299,829
                                                                   ===========      ===========      ===========


7.  Benefit and Stock Option Plans

     The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were $3,917,000, $3,594,000 and $3,110,000 for fiscal years 1999, 1998 and 1997, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997

     The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the Board of Directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 1999, 1998 and 1997.

     Prior to the mergers, the Company had one stock option plan, the 1993 St. John Knits, Inc. Stock Option Plan (the "1993 Plan"). During fiscal 1999 the Company terminated the 1993 Plan and adopted the 1999 St. John Knits International, Incorporated Stock Option Plan (the "1999 Plan"). Options granted under the 1999 Plan may be either incentive or nonstatutory stock options. The Company accounts for the plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for fiscal years 1999, 1998 and 1997.

     SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional for employee stock option grants, however pro forma disclosure as if the Company had adopted the cost recognition method is required. Had compensation cost for stock options awarded under the 1999 Plan or 1993 Plan been determined to be consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                                                             1999             1998
                                                                                             ----             ----
     Net income:                     As reported......................................      $14,689,067      $33,420,618
                                     Pro forma........................................      $12,253,026      $31,818,853
     Net income per share-diluted:   As reported......................................      $      0.98      $      1.94
                                     Pro forma........................................      $      0.81      $      1.85

     The Company may grant up to 727,360 options under the 1999 Plan. The Company has granted 498,519 options as of October 31, 1999 under the 1999 Plan. Stock options are issued at the approximate fair market value. Options generally vest over three to five years; are exercisable in whole or in installments; and expire ten years from date of grant.

     The following is a summary of the activity in the 1999 Plan and the 1993 Plan for fiscal years 1999, 1998, and 1997:

                                                                      1999                 1998                 1997
                                                               -------------------  -------------------  ------------------
                                                                          Weighted             Weighted            Weighted
                                                                          Average              Average             Average
                                                                          Exercise             Exercise            Exercise
                                                                Shares     Price     Shares     Price     Shares    Price
                                                               ---------  --------  ---------  --------  --------  --------
Outstanding, beginning of year...............................    921,652    $15.42    842,988    $17.16   681,472     $ 9.45
Granted......................................................    498,519     30.00    527,334     27.12   197,000      42.27
Exercised....................................................   (894,316)    15.42   (109,336)     9.79   (35,484)      8.50
Forfeited....................................................    (27,336)    18.50   (339,334)    39.44        --        --
                                                               ---------    ------   --------   ------   --------     ------
Outstanding, end of year.....................................    498,519    $30.00    921,652   $15.42    842,988     $17.16
                                                               =========             ========            ========

Exercisable, end of year.....................................        --         --    677,960   $14.37    668,644     $11.28
Weighted average fair value of options granted...............               $ 8.92              $11.34                $17.93


     The options outstanding as of October 31, 1999 have an exercise price of $30.00 and a weighted average remaining contractual life of 9.75 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 1999 and 1998: weighted average risk-free interest rate of 6.09% and 5.55%; weighted average volatility of 33.73% and 27.53%; expected life of 6 years; and weighted average dividend yield of 0.00% and 0.26%.
Options granted in 1999 and 1998 have a weighted average contractual life of
9.75 and 9.61 years, respectively.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997

8.  Commitments

     The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 11). The leases expire at various dates through the year 2014 and certain leases contain renewal options. Rental expense under these leases was approximately $13,846,000, $12,052,000 and $9,474,000 in fiscal years 1999, 1998 and 1997, respectively.

     The following is a schedule of future minimum rental payments required under noncancellable operating leases as of October 31, 1999:

      2000....................................................     $ 14,095,000
      2001....................................................       13,395,000
      2002....................................................       12,279,000
      2003....................................................       11,948,000
      2004....................................................       12,059,000
      Thereafter..............................................       67,830,000
                                                                   ------------
                                                                   $131,606,000
                                                                   ============


     The Company has various employment contracts with certain key employees, which expire at various times through June 1, 2000. These agreements provide for total annual compensation aggregating $3,694,000 and the payment of severance benefits upon the termination of employment.

     As of October 31, 1999 and November 1, 1998, the Company's commitments to purchase wool yarn were approximately $7,897,000 and $12,779,000, respectively. The Company had a commitment to purchase computerized knitting machines totaling approximately $569,000 at November 1, 1998.

9. Long-term Debt

                                                                         October 31,      November 1,
Long-term debt consists of the following:                                   1999              1998
                                                                       ---------------  ----------------
     Senior credit facility:
        Tranche A....................................................     $ 74,250,000          $     --
        Tranche B....................................................      115,000,000                --
        Revolving credit facility....................................               --                --
                                                                          ------------          --------
                                                                           189,250,000                --
        Senior subordinated notes, net of discount...................       98,660,596                --
      Other..........................................................        1,974,777           635,578
                                                                          ------------          --------
                                                                           289,885,373           635,578
       Less - Current portion........................................        2,564,352           227,979
                                                                          ------------          --------
                                                                          $287,321,021          $407,599
                                                                          ============          ========

Senior Credit Facilities

     Concurrent with the consummation of the mergers, the Company entered into a Credit Agreement with a syndicate of lending institutions (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $215.0 million. Loans under the Credit Agreement consist of $190.0 million in aggregate principal amount of term loans ("Term Loan Facility"), which facility includes a $75.0 million tranche A term loan subfacility, a $115.0 million tranche B term loan subfacility, and a $25.0 million revolving credit facility ("Revolving Credit Facility"). The Credit Agreement includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's obligations under the Credit Agreement are secured by a security interest in substantially all of the Company's assets. The Company used proceeds from the Term Loan to provide a portion of the funding necessary to consummate the mergers. There were no borrowings under the Revolving Credit Facility at October 31, 1999.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997



     The tranche B term loan facility matures on July 31, 2007. The tranche A term loan facility and the Revolving Credit Facility mature on July 31, 2005. The Term Loan facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Agreement). The Company may prepay the term loan facility.

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (8.25% at October 31, 1999) plus 2.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.50% with respect to the tranche B term loan facility; provided that, the interest rates for the Revolving Credit Facility and tranche A and B term loans are subject to several point reductions in the event the Company meets certain performance targets beginning of the end of the first quarter of fiscal 2000.

     Interest rates at October 31, 1999 were approximately 8.9% and 9.4% on tranche A and tranche B term loans, respectively. Effective October 4, 1999, the Company entered into an interest rate collar agreement with a major financial institution. The agreement limits the Company's exposure on a portion of the term loans by placing a cap on the rate for LIBOR contracts at 8.5%. The contract also sets a minimum rate of 5.37%. The contract covers $45 million of the term debt and will expire on July 7, 2002.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 0.5% per annum on the undrawn amount of the Revolving Credit Facility during the preceding quarter.

     Pursuant to the terms of the Agreement and the Revolving Credit Facility, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company is restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the lenders.

Senior Subordinated Notes

     In connection with the Mergers, the Company obtained financing through the issuance of $100 million in senior subordinated debt ("Subordinated Notes").
The Subordinated Notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. The Subordinated Notes will mature on July 1, 2009. Interest on the Subordinated Notes is payable in cash semi-annually on January 1 and July 1 of each year, commencing on January 1, 2000. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 1, 2004, at the redemption prices set forth below, plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption.

                        Redemption Year                             Price
                        ---------------                             -----
                        2004..........................             106.250%
                        2005..........................             104.688%
                        2006..........................             103.125%
                        2007..........................             101.563%
                        2008 and thereafter...........             100.000%

     In addition, at any time on or before July 1, 2002, the Company may redeem up to 35% of the original aggregate principal amount of the Subordinated Notes with the net proceeds of an Initial Public Equity offering at a redemption price equal to 112.5% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided, however, that at least 65% of the originally issued aggregate principal amount of the notes must remain outstanding immediately after giving effect to each such redemption (excluding any notes held by SJKI or any of its affiliates). Notice of any such redemption must be given within 60 days after the date of the
closing of the relevant public equity offering of SJKI.   These notes are
subordinated to the Senior Credit Facility as discussed above.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


     Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $15.2 million, which are amortized over the terms of the respective notes using the effective interest rate method. Amortization expense of approximately $612,000 relating to such fees is included in interest expense for the year ended October 31, 1999.

     As of October 31, 1999, future maturities of long-term debt were as follows:


          2000..................................................   $  2,564,352
          2001..................................................      6,263,465
          2002..................................................     11,024,032
          2003..................................................     14,774,032
          2004..................................................     26,774,032
          Later years...........................................    229,824,864
                                                                   ------------
                                                                   $291,224,777
                                                                   ============

10. Mandatorily Redeemable Preferred Stock

     The $25,000,000 Mandatorily Redeemable Preferred Stock consists of 250,000 shares of Preferred Stock with a liquidation preference of $100 per share and ranks junior in right of payment to all liabilities and obligations (whether or not for borrowed money) of SJKI (other than common stock of SJKI and any preferred stock of SJKI which by its terms is on parity with or junior to the Preferred Stock).

     Holders of Preferred Stock will be entitled to receive, when, as and if declared by the board of directors of SJKI, out of funds legally available therefor, dividends on the Preferred Stock, at an annual rate equal to 15.25%, provided that if dividends are not paid on a dividend payment date, dividends shall continue to accrue on unpaid dividends.

     The Preferred Stock may be redeemed at any time on or after July 1, 2004, in whole or in part, at the option of SJKI, at the redemption prices (expressed in percentages of liquidation value) set forth below together with all accumulated dividends to the date of redemption, if redeemed during the 12-month period beginning on July 1 of the years indicated.

          Redemption Year                                     Percentage
          --------------                                      ----------
          2004.............................................    107.625%
          2005.............................................    105.719%
          2006.............................................    103.813%
          2007.............................................    101.906%
          2008 and thereafter..............................    100.000%

     The Preferred Stock will also be redeemable in whole or in part, at the option of SJKI at any time before July 1, 2004, at a redemption price equal to the greater of (i) 100% of the liquidation value of the Preferred Stock and
(ii) the present values of the liquidation value at the mandatory redemption date, discounted on a semi-annual basis at the Treasury Yield plus 15 basis points. The "Treasury Yield" means, with respect to any redemption date, the rate per annum equal to the semi-annual equivalent yield to maturity for a comparable treasury issue.

     In addition, at any time and from time to time on or prior to July 1, 2002, SJKI may redeem in the aggregate up to 35% of the originally issued liquidation value of the Preferred Stock with the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture) by SJKI at a redemption price in cash equal to 115.25% of the liquidation value thereof,

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


plus accumulated dividends thereon, if any, to the date of redemption; provided, however, that at least 65% of the originally issued aggregate liquidation value of the Preferred Stock must remain outstanding immediately after giving effect to each such redemption (excluding any Preferred Stock held by SJKI or any of its affiliates). Notice of any such redemption must be given within 60 days after the date of the closing of the relevant public equity offering of SJKI. The Preferred Stock may only be redeemed if permitted under the terms of the senior credit facilities, the indenture and other contractual arrangements of SJKI.

     On July 1, 2010, SJKI will be required to redeem (subject to contractual and other restrictions with respect thereto and to the legal availability of funds therefor) all outstanding shares of Preferred Stock at a price equal to the liquidation value thereof plus all accumulated dividends to the date of redemption. Accordingly, the carrying value of such stock has been classified outside of shareholders' equity.

     SJKI may, at its option, exchange all but not less than all of the shares of then outstanding Preferred Stock for debentures of SJKI in a principal amount equal to the liquidation value of the Preferred Stock plus accumulated dividends. The exchange debentures will bear interest at 15.25% per annum, have a final stated maturity of July 1, 2010, have optional redemption provisions comparable to the Preferred Stock and will have customary covenants and events of default. SJKI may not cause the exchange of Preferred Stock for debentures unless permitted under the terms of the senior credit facilities, the indenture and other contractual arrangements of SJKI.

11.  Related-Party Transactions

     The Company entered into a management agreement with Vestar. Pursuant to the management agreement, the Company paid to Vestar a transaction fee of $4.0 million at the closing of the mergers. The Company will also pay an annual fee of $500,000 to Vestar for management services.

     The Company leases its corporate headquarters/manufacturing facility and one other manufacturing facility from partnerships in which a shareholder of the Company is a significant partner. The annual payments on these leases were approximately $1,014,000, $975,000 and $884,000 in fiscal years 1999, 1998 and
1997, respectively. The leases expire at various dates during fiscal year 2001 and are included in the future minimum rental payments disclosure (Note 8).

     The Company periodically rents personal property provided by a company that is owned by a shareholder. Rental payments for the use of such equipment were approximately $8,000, $21,000 and $30,000 in fiscal years 1999, 1998 and 1997, respectively.

     At October 31, 1999 and November 1, 1998, the Company held a 50 percent ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50 percent ownership interest is a corporation
which is wholly-owned by one of the Company's stockholders.   At October 31,
1999 and November 1, 1998, the Company's investment in this partnership, net of partnership losses, was approximately $496,000 and $854,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. During fiscal years 1999, 1998 and 1997, the Company made lease payments to the partnership of $1,038,000, $868,000 and $840,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of $231,000, $331,000 and $351,000, respectively.

12.  Current Vulnerability Due to Certain Concentrations

     A substantial portion of the Company's sales are made to three major customers. These three customers accounted for 15, 13 and 13 percent of net sales during fiscal 1999, 17, 14 and 14 percent of net sales during fiscal 1998 and 17, 15 and 15 percent during fiscal 1997. The loss of any one of these customers could have a materially adverse affect on the Company's business.

     The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company's credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at October 31, 1999 and November 1, 1998.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


13.  Litigation

Securities Fraud Class Action

     On January 23, 2000 the Company reached an agreement in principle to settle a case filed in 1998 by Binary Traders, Inc. for $5 million, an amount the company's insurance carrier has agreed to pay. On October 13, 1998, Binary Traders, Inc. had filed a complaint on behalf of purchasers of publicly traded securities of St. John during the period of February 25, 1998 to August 20, 1998 (the "Class Period") against St. John, Bob Gray, and Kelly Gray in the United States District Court, Central District of California, Southern Division (Binary Traders, Inc. v. St. John Knits, Inc. et al.). The complaint, which sought class action certification, alleged that the defendants violated federal securities laws by allegedly making fraudulent statements during the Class Period and sought an unspecified amount of compensatory damages. The settlement is subject to court approval, which is expected to occur in the spring.

Litigation Regarding the Transactions

     The Company is also a party to six lawsuits that allege claims against some of St. John's current and former directors for breach of fiduciary duty alleged to have arisen in connection with the mergers. All of these lawsuits were filed in the Superior Court of the State of California for the County of Orange. The principal relief sought in the six actions is certification of the putative class and a rescission of the mergers, damages, and attorneys' fees in an unspecified amount. These six lawsuits were consolidated into one action on February 24, 1999.

     On April 15, 1999, the plaintiffs in this lawsuit filed a motion for a preliminary injunction seeking to prevent the mergers from proceeding. The preliminary injunction motion was heard by the California state court on April 28, 1999. On April 30, 1999, the court denied the plaintiffs' motion. In denying the plaintiffs' request, the court ruled that the plaintiffs had not shown a "reasonable probability" that they could succeed in proving at trial that the $30.00 per share offer in the mergers is unfair. Similarly, the court ruled that the plaintiffs were unlikely to show that the special committee of St. John's board of directors that evaluated and approved the terms of the mergers on behalf of St. John lacked independence or failed to "shop" St. John adequately to other buyers.

     While declining to grant the preliminary injunction, the court imposed a constructive trust which prevents the Grays from receiving in the mergers any amount for their St. John shares in excess of $30.00 per share until a full trial on the merits is held. Prior to the determination of the final terms of the stock options to be granted to the Grays after the mergers, the plaintiffs had argued that these options represent additional consideration for the Grays' St. John shares. It is the Company's belief that these employee stock options represent incentive compensation for the Grays' services as officers of St. John Knits International after the mergers and are not additional consideration for their St. John shares.

     The court also imposed a constructive trust preventing two of St. John's former directors from exercising options that were repriced by the board of directors in September 1998 until a full trial on the merits is held. It is the Company's belief that the September 1998 option repricing was not improper. The repricing was consistent with the repricing of options held by key employees of St. John, excluding the Grays.

     In imposing the constructive trusts, the court indicated that the plaintiffs had shown "reasonable probability" that they could succeed at trial in proving that the former St. John directors breached their fiduciary duties with respect to the repricing of the director options and the alleged preferential treatment of the Grays to the extent that the Grays receive a higher price for their shares than the public shareholders in the mergers.

     On January 20, 2000, the court issued a ruling denying summary judgment motions brought by both the plaintiffs and the defendants, with the exception of granting plaintiffs' motion to strike defendants' affirmative defense of ratification and also with the exception of granting the defendants' motion to dismiss plaintiffs' claim for unjust enrichment. Virtually all of the fact discovery has been completed and the court has set a May 8, 2000 trial date.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997

     On September 9, 1999, three of the plaintiffs filed another lawsuit in the Superior Court of the State of California, County of Orange, naming SJKI, Pearl Acquisition Corp., Vestar/Gray Investors LLC, SJK Acquisition, Inc., Vestar Capital Partners III, L.P., Vestar Capital Partners and Merrill Lynch, Pierce, Fenner & Smith, Inc. The plaintiffs claim that each of the defendants aided and abetted the breach of fiduciary duties alleged in their earlier actions against St. John, Bob Gray and Kelly Gray. Since the claims in this litigation are based exclusively on secondary liability and are completely contingent upon the success of the claims in the earlier action, on November 16, 1999, at the request of several defendants, the court stayed all proceedings in this litigation pending the outcome of the earlier action.

     The company intends to contest these lawsuits vigorously if the plaintiffs elect to proceed with their actions. The company expects to incur legal and other defense costs as a result of such proceedings in an amount which it can not currently estimate. These proceedings could involve a substantial diversion of the time of some of the members of management, and an adverse determination in, or settlement of, such litigation could involve payment of significant amounts, which could have an adverse impact on the company's business, financial condition, results of operations and cash flows. The Company does not believe it is not a party to any other litigation which is individually or in the aggregate material to its business.

Amen Wardy Home Stores Litigation

     In May 1999, the Company settled litigation relating to the Amen Wardy Home Stores joint venture. In connection with this settlement, the Company transferred ownership of the Las Vegas home furnishing store and the Amen Wardy name to its former partner in the joint venture. The Company also transferred certain property and agreed to pay certain expenses in connection with the settlement.

14. Segment Information

     The Company has two reportable business segments, wholesale and retail sales. The Company's wholesale sales business consists primarily of six divisions, Knitwear, Sport, Shoes, Accessories, Griffith & Gray and Fragrance. Retail sales are generated through the Company's 19 St. John boutiques, 10 St. John outlet stores, two St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

     Segment information is summarized as follows for fiscal years 1999, 1998 and 1997 (in 000's):

                                                                          Wholesale  Retail   Corporate  Eliminations    Total
                                                                          ---------  -------  ---------  -------------  --------
Fiscal 1999
  Net sales.............................................................   $250,846  $98,129    $    --      $(48,692)  $300,283
  Segment operating income..............................................     47,646    1,511    (15,123)                  34,034
  Segment assets........................................................    137,209   46,842     22,759                  206,810

Fiscal 1998
  Net sales.............................................................   $246,646  $80,590    $    --      $(45,275)  $281,961
  Segment operating income..............................................     53,993       60         --                   54,053
  Segment assets........................................................    130,130   43,662      8,598                  182,390

Fiscal 1997
  Net sales.............................................................   $208,395  $64,447    $    --      $(30,741)  $242,101
  Segment operating income..............................................     51,716    6,295         --                   58,011
  Segment assets........................................................    119,068   27,772      7,064                  153,904

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997

     The table below presents information related to geographic areas in which the Company operated during fiscal years 1999, 1998 and 1997 (in 000's):

                                                                                          Fiscal Years
                                                                          --------------------------------------------
                                                                             1999            1998             1997
                                                                          -----------      -----------     -----------
Net sales:
  United States.........................................................     $275,813        $260,679         $223,633
  Asia..................................................................       13,344           9,877            9,451
  Europe................................................................        6,909           7,113            6,268
  Other.................................................................        4,217           4,292            2,749
                                                                             --------        --------         --------
                                                                             $300,283        $281,961         $242,101
                                                                             ========        ========         ========

15. Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under the Senior Subordinated Notes are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no restrictions on the transfer of funds or assets from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations, and statement of cash flows information for the Parent Company (consisting of St. John Knits International, Incorporated and St. John Knits, Inc.), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of October 31, 1999 and November 1, 1998, and for the years ended October 31, 1999 and November 1, 1998. Supplemental financial information has not been presented as of November 2, 1997 as the Non-Guarantor Subsidiaries are inconsequential and, accordingly, the historical consolidated financial statements for this period represents, in substance, the combined financial information for the Guarantor Subsidiaries.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 31, 1999
                                  (Unaudited)


(in 000's)                                            PARENT        GUARANTOR       NON-GUARANTOR
                                                      COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                  ------------------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments            $    32,270      $        80      $        118     $       -      $    32,468
Accounts receivable, net                               31,575              302             1,686                         33,563
Inventories   (1)                                      39,701            1,917             1,876            28           43,522
Deferred income tax benefit                             7,678                                  -                          7,678
Prepaid income tax                                                                             -                              -
Other                                                   2,465              100                69                          2,634
Intercompany accounts receivable                        1,484                                  -        (1,484)               -
                                                  ------------------------------------------------------------------------------
Total current assets                                  115,173            2,399             3,749        (1,456)         119,865
Property and equipment, net                            63,061            1,500             5,027                         69,588
Investment in subsidiaries                             (1,837)                                 -         1,837                -
Receivable from consolidated subsidiaries              16,112                                  -       (16,112)               -
Deferred financing costs                               14,586                                  -                         14,586
Other assets                                            1,399               88             1,283                          2,770
                                                  ------------------------------------------------------------------------------
  Total Assets                                    $   208,494      $     3,987      $     10,059     $ (15,731)     $   206,809
                                                  ==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                  $     6,414      $       264      $        127     $       -      $     6,805
Accrued expenses                                       10,819              279               150            28           11,276
Acured interest expense                                 7,661                                                             7,661
Dividends payable                                       1,228                                                             1,228
Curent portion of long-term debt                        2,248                                316                          2,564
Intercompany accounts payable                               -                              1,484        (1,484)               -
Income taxes payable                                    4,435           (3,413)              169                          1,191
                                                  ------------------------------------------------------------------------------
Total current liabilities                              32,805           (2,870)            2,246        (1,456)          30,725

Intercompany payable                                                    11,244             4,868       (16,112)               -
Long-term debt, net of current portion                287,082                                239                        287,321
                                                  ------------------------------------------------------------------------------
Total liabilities                                     319,887            8,374             7,353       (17,568)         318,112
Minority interest                                                                            693                            693
Preferred stock                                        25,000                                  -                         25,000
Total stockholders' equity (deficit)                 (136,393)          (4,387)            2,013         1,837         (136,930)
                                                  ------------------------------------------------------------------------------
  Total liabilities and stockholders'
    equity (deficit)                              $   208,494      $     3,987      $     10,059     $ (15,731)     $   206,809
                                                  ==============================================================================



(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               NOVEMBER 1, 1998

                                                                                         NON-
                                                             PARENT     GUARANTOR      GUARANTOR
(in 000's)                                                  COMPANY    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                            -----------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                      $ 15,273      $   154           $   86         $      -       $ 15,513
Accounts receivable, net                                      33,926          201            1,435                          35,562
Inventories (1)                                               42,922        4,090              736                          47,748
Deferred income tax benefit                                    7,744                                                         7,744
Other                                                          2,091          287                                            2,378
Intercompany accounts receivable                                  72                                            (72)             -
                                                            -----------------------------------------------------------------------
Total current assets                                         102,028        4,732            2,257              (72)       108,945
Property and equipment, net                                   64,227        1,859            3,801                          69,887
Investment in subsidiaries                                       855                                           (855)             -
Receivable from consolidated subsidiaries                     12,528                                        (12,526)             -
Other assets                                                   2,308            2            1,248                           3,558
                                                            -----------------------------------------------------------------------
     Total Assets                                           $181,944      $ 6,593           $7,306         $(13,453)      $182,390
                                                            =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable                                            $  7,832      $   373           $   99         $      -       $  8,304
Accrued expenses                                              10,991           24               87                          11,102
Current portion of long-term debt                                                              228                             228
Intercompany accounts payable                                                                   72              (72)             -
Income taxes payable                                           1,181       (1,144)              84                             121
                                                            -----------------------------------------------------------------------
Total current liabilities                                     20,004         (747)             570              (72)        19,755

Intercompany payable                                                        8,468            4,058          (12,526)             -
Long-term debt, net of current portion                                                         408                             408
                                                            -----------------------------------------------------------------------
Total liabilities                                             20,004        7,721            5,036          (12,598)        20,163

Minority interest                                                                              653                             653
Total stockholders' equity (deficit)                         161,940       (1,128)           1,617             (855)       161,574
                                                            -----------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)   $181,944      $ 6,593           $7,306         $(13,453)      $182,390
                                                            =======================================================================



(1) Inventories are shown at cost for all entities.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FISCAL YEAR ENDED OCTOBER 31, 1999

                                                                                 NON-
                                                  PARENT        GUARANTOR      GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  ------------------------------------------------------------------------
(in 000's)
Net sales                                         $285,427       $  8,552          $6,304          $   -         $300,283
Cost of sales                                      122,240          5,255           2,636                         130,131
                                                  ------------------------------------------------------------------------
Gross profit                                       163,187          3,297           3,668              -          170,152

Selling, general and administrative expenses       109,446          7,576           3,974              -          120,996
Transaction fees and expenses                       15,123                                                         15,123
                                                  ------------------------------------------------------------------------
Operating income                                    38,618         (4,279)           (306)             -           34,033

Interest expense                                    10,224                                                         10,224
Other income/(expense)                               2,321         (1,251)            167             (40)          1,197
                                                  ------------------------------------------------------------------------
Income (loss) before income taxes                   30,715         (5,530)           (139)            (40)         25,006
Income taxes                                        12,648         (2,270)            (61)                         10,317
                                                  ------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                         18,068         (3,260)            (79)            (40)         14,689
Equity in income of consolidated subsidiaries       (2,692)            -               -            2,692              -
                                                  ------------------------------------------------------------------------
Net income (loss)                                 $ 15,376        ($3,260)           ($79)         $2,652        $ 14,689
                                                  ========================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FISCAL YEAR ENDED NOVEMBER 1, 1998


                                                                                        NON-
                                                        PARENT       GUARANTOR        GUARANTOR
                                                        COMPANY     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                        -------------------------------------------------------------------------
(in 000's)
Net sales                                              $271,286         $ 6,260         $4,415           $  -          $281,961
Cost of sales                                           115,875           3,100          1,908                          120,883
                                                       -------------------------------------------------------------------------
Gross profit                                            155,411           3,160          2,507              -           161,078

Selling, general and administrative expenses             99,061           5,283          2,682                          107,026
                                                       -------------------------------------------------------------------------
Operating income (loss)                                  56,350          (2,123)          (175)             -            54,052

Other income (expense)                                    1,797            (423)            45            (50)            1,369
                                                       -------------------------------------------------------------------------
Income (loss) before income taxes                        58,147          (2,546)          (130)           (50)           55,421
Income taxes                                             23,116          (1,051)           (64)                          22,001
                                                       -------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                              35,031          (1,495)           (66)           (50)           33,420
Equity in loss of consolidated subsidiaries                (656)                                          656                 -
                                                       -------------------------------------------------------------------------
Net income (loss)                                      $ 34,375         $(1,495)        $  (66)          $606          $ 33,420
                                                       =========================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FISCAL YEAR ENDED OCTOBER 31, 1999

                                                                                             NON-
                                                                 PARENT     GUARANTOR      GUARANTOR
(in 000's)                                                       COMPANY   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                                -------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                      $  15,376  $     (3,260)  $        (79) $      2,652   $     14,689
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                   13,165           266            181                       13,612
   Amortization of discount on 12.5% notes due 2009                    45                                                        45
   Amortization of deferred loan costs                                612                                                       612
   Increase in deferred income tax benefit                             66                                                        66
   Loss on disposal of property and equipment                        (209)        1,525                                       1,316
   Partnership losses                                                 231                                                       231
   Write off of trademark in Japan                                    620                                                       620
   Minority interest in income of consolidated subsidiaries             -                                         40             40
   Equity in income(loss) of consolidated subsidiaries              2,692                                     (2,692)             -
Cash provided by (used in) changes in operating assets
   and liabilities
   Accounts receivable                                              2,360          (103)          (257)                       2,000
   Intercompany receivables (net)                                  (3,674)        3,027            647                            -
   Inventories                                                      2,457         2,173           (404)                       4,226
   Other current assets                                              (443)          189             (3)                        (257)
   Other assets                                                      (481)          (85)            94                         (472)
   Accounts payable                                                (1,499)                                                   (1,499)
   Accrued expenses                                                   230          (105)            49                          174
   Accrued interest expense                                         7,662                                                     7,662
   Income taxes payable                                             3,249        (2,269)            90                        1,070
                                                                -------------------------------------------------------------------
      Net cash provided by operating activities                    42,459         1,358            318             -         44,135
                                                                -------------------------------------------------------------------

INVESTING ACTIVITIES

   Proceeds from sale of property and equipment                       184                                                       184
   Purchases of property and equipment                            (12,769)       (1,433)          (329)                     (14,531)
   Sale of short-term investments                                   1,150                                                     1,150
   Capital distributions from partnership                             127                                                       127
                                                                -------------------------------------------------------------------
      Net cash used in investing activities                       (11,308)       (1,433)          (329)            -        (13,070)
                                                                -------------------------------------------------------------------

FINANCING ACTIVITIES

   Proceeds from credit agreement                                 190,000                                                   190,000
   Proceeds from issuance of subordinated notes                    98,616                                                    98,616
   Addition to long-term debt                                       1,427                                                     1,427
   Principle payments of long-term debt                              (670)                        (168)                        (838)
   Recapitalization                                              (311,780)                                                 (311,780)
   Issuance of common stock                                           797                                                       797
   Issuance of preferred stock                                     25,000                                                    25,000
   Financing fees and expenses                                    (15,198)                                                  (15,198)
   Cash dividends paid                                             (1,245)                                                   (1,245)
   Short-swing profit reimbursement                                    54                                                        54
                                                                -------------------------------------------------------------------
      Net cash used in financing activities                       (12,999)            -           (168)            -        (13,167)
                                                                -------------------------------------------------------------------

Effect of exchange rate changes                                        (2)                         212                          210
Unrealized loss on securities                                          (1)                                                       (1)
                                                                -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               18,149           (75)            33             -         18,107
Beginning balance, cash and cash equivalents                       14,096           155             86                       14,337
                                                                -------------------------------------------------------------------
Ending balance, cash and cash equivalents                       $  32,245  $         80   $        119  $          -   $     32,444
                                                                ===================================================================
Supplemental disclosures of cash flow information:
   Cash received during the year for interest income            $   1,240                                              $      1,240
                                                                ===================================================================
   Cash paid during the year for:
     Interest Expense                                           $   1,701                                              $      1,701
                                                                ===================================================================
     Income taxes                                               $  10,554                                              $     10,554
                                                                ===================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FISCAL YEAR ENDED NOVEMBER 1, 1998

(in 000's)                                                                                    NON-
                                                                   PARENT    GUARANTOR     GUARANTOR
                                                                   COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                ------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                      $   34,375  $     (1,495) $        (66) $        608  $     33,420
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                     11,039           232           100                      11,371
  Increase in deferred income tax benefit                           (1,950)                                                 (1,950)
  Loss on disposal of property and equipment                           484                                                     484
  Partnership losses                                                   331                                                     331
  Minority interest in income of consolidated subsidiaries               -                                        50            50
  Equity in income(loss) of consolidated subsidiaries                  656                                      (656)            -
Cash provided by (used by) changes in operating assets
   and liabilities:
  Accounts receivable                                                1,092          (201)          119                       1,010
  Intercompany receivables (net)                                   (11,074)        6,714         4,360                           -
  Inventories                                                      (13,078)       (3,107)         (826)                    (17,011)
  Other current assets                                                (194)          395            13                         214
  Other assets                                                         (51)                       (437)                       (488)
  Accounts payable and other accrued expenses                         (742)          139           114                        (488)
  Income taxes payable                                                (582)       (1,051)         (328)                     (1,961)
                                                                ------------------------------------------------------------------
     Net cash provided by operation activities                      20,306         1,626         3,049             -        24,981
                                                                ------------------------------------------------------------------

INVESTING ACTIVITIES

  Purchases of property and equipment                              (17,640)       (1,580)       (4,428)                    (23,648)
  Short-term investments                                             1,176                                                   1,176
  Other                                                                 95                                                      95
                                                                ------------------------------------------------------------------
     Net cash used in investing activities                         (16,369)       (1,580)       (4,428)            -       (22,377)
                                                                ------------------------------------------------------------------

FINANCING ACTIVITIES

  Issuance of common stock                                           1,233                         600                       1,833
  Payments for the repurchase of common stock                       (2,880)                                                 (2,880)
  Addition to long-term debt                                             -                         407                         407
  Dividends paid                                                    (2,084)                                                 (2,084)
                                                                ------------------------------------------------------------------
     Net cash provided by (used in) financing activities            (3,731)            -         1,007             -        (2,724)
                                                                ------------------------------------------------------------------

Effect of exchange rate changes                                         69                         148                         217
Unrealized loss on securities                                          (27)                                                    (27)
                                                                ------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   248            46          (224)            -            70
Beginning balance, cash and cash equivalents                        13,849           108           310                      14,267
                                                                ------------------------------------------------------------------
Ending balance, cash and cash equivalents                       $   14,097  $        154  $         86  $          -  $     14,337
                                                                ==================================================================

Supplemental disclosures of cash flow information:
  Cash received during the year for interest income             $    1,155                                            $      1,155
                                                                ==================================================================
  Cash paid during the year for:
     Interest expense                                           $        -                                            $          -
                                                                ==================================================================
     Income taxes                                               $    25,286                                           $     25,286
                                                                ==================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 31, 1999, November 1, 1998 and November 2, 1997


16.  Results by Quarter (Unaudited)

     The unaudited results by quarter for fiscal years 1999 and 1998 are shown below:

                                                                                First    Second        Third           Fourth
                                                                               Quarter   Quarter      Quarter         Quarter
                                                                               -------   -------      -------         -------
                                                                                 (in thousands, except per share amounts)
Year ended October 31, 1999
  Net sales..................................................................  $73,389   $78,237      $70,309         $78,348
  Gross profit...............................................................   39,559    45,280       39,714          45,599
  Net income (loss)..........................................................    5,824     8,268       (3,868)          4,465
  Net income (loss) per common share-diluted.................................     0.34      0.49        (0.29)/(1)/      0.53
Year ended November 1, 1998
  Net sales..................................................................  $68,761   $69,806      $67,727         $75,667
  Gross profit...............................................................   39,778    40,876       39,428          40,996
  Net income.................................................................    9,220     9,746        7,325           7,129
  Net income per common share-diluted........................................     0.54      0.57         0.43            0.42

________________

(1) Consummation of recapitalization transaction.

SCHEDULE II

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNT

                 For the Fiscal Years Ended October 31, 1999,
                     November 1, 1998 and November 2, 1997

                                                                        Balance at    Charged to                 Balance at
                                                                       Beginning of   Costs and                    End of
                                                                        Fiscal Year    Expenses     Deductions   Fiscal Year
                                                                        -----------    --------     ----------   -----------
Allowance for Uncollectible Accounts:
  Fiscal year ended October 31, 1999..................................  $   950,757    $395,181     $  140,977   $ 1,204,961
  Fiscal year ended November 1, 1998..................................  $   905,000    $283,826     $  238,099   $   950,727
  Fiscal year ended November 2, 1997..................................  $   750,000    $369,987     $  214,987   $   905,000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2000


                            ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                              (Registrant)



                            By:   /s/ BOB GRAY
                               ----------------------------------------------
                                         Bob Gray
                                   Chairman of the Board and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                                               Title                                Date
                 ---------                                               -----                                ----
                    /s/ BOB GRAY                               Chairman of the Board and Chief           January 26, 2000
-----------------------------------------------------          Executive Officer (Principal
                     Bob Gray                                  Executive Officer)



                  /s/ KELLY A. GRAY                            Director and President                    January 26, 2000
-----------------------------------------------------
                      Kelly A. Gray



              /s/ ROGER G. RUPPERT                             Senior Vice President-Finance             January 26, 2000
-----------------------------------------------------          and Chief Financial Officer (Principal
                  Roger G. Ruppert                             Financial Officer and Principal
                                                               Accounting Officer)

              /s/ DANIEL O'CONNELL                             Director                                  January 26, 2000
-----------------------------------------------------
                  Daniel O'Connell


                    /s/ JAMES KELLEY                           Director                                  January 26, 2000
-----------------------------------------------------
                       James Kelley


                 /s/ SANDER LEVY                               Director                                  January 26, 2000
-----------------------------------------------------
                      Sander Levy

                                 EXHIBIT INDEX

Exhibit No.                   Description of Exhibit
-----------                   ----------------------

   2.1 Agreement and Plan of Merger, dated as of February 2, 1999, among St. John Knits, Inc., SJK Acquisition, Inc., St. John Knits International, Incorporated and Acquisition Corp. (incorporated by reference to Exhibit 2.1 to St. John Knits International's Registration Statement on Form S-4 dated March 1, 1999).

   3.1 Restated Certificate of Incorporation of St. John Knits International, Incorporated (incorporated by reference to Exhibit
               3.1 to St. John Knits International's Registration Statement on Form S-4 dated September 3, 1999).

   3.2 By-Laws of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to St. John Knits International's Registration Statement on Form S-4 dated May 17, 1999).

   3.3 Certificate of Designation for 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit (a)(3) to St. John Knits International's Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

   4.1 Indenture, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, the guarantors named therein and The Bank of New York, as the trustee (incorporated by reference to Exhibit (a)(2) to St. John Knits International's Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

   4.2 Form of 12.5% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto).

   4.3 Exchange and Registration Rights Agreement, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, St. John Knits, Inc., St. John Italy, Inc., St. John Trademarks, Inc., St. John Home, LLC, Chase Securities Inc., Bear, Stearns & Co. Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit 4.3 to St. John Knits International's Registration Statement on Form S-4 dated September 3, 1999).

   4.4         Subscription Agreement, dated as of July 7, 1999, between St.
               John Knits International, Incorporated and Vestar/SJK Investors LLC, relating to the 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit 4.5 of St. John Knits International's Registration Statement on Form S-4 dated September 3, 1999).

   10.1 Credit Agreement, dated July 7, 1999, by and among the Company, the Lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit (a)(1) to St. John Knits International's Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

   10.2 Voting Agreement, dated as of February 2, 1999, among Vestar Capital Partners III, L.P., Vestar/Gray LLC and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to St. John Knits International's Registration Statement on Form S-4 dated March 1, 1999).

   10.3 Stockholders' Agreement, dated July 7, 1999, by and among the Company, SJK, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the members of Vestar/Gray Investors LLC signatory thereto (incorporated by reference to Exhibit 99.3 of St. John Knits International's Form 8-K dated July 7, 1999).

   10.4 Amended and Restated Limited Liability Company Agreement of Vestar/SJK Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.4 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

   10.5 Management Agreement among St. John Knits, Inc., St. John Knits International, Incorporated and Vestar Capital Partners (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to St. John Knits International's Registration Statement on Form S-4 dated April 28, 1999).

   10.6 Letter Agreement dated April 27, 1999, between Vestar Capital Partners and Robert E. Gray, attaching (i) a summary of terms for the Grays' stock options, (ii) a form of St. John Knits International, Incorporated 1999 Stock Option Plan and (iii) a form of stock option agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to St. John Knits International's Registration Statement on Form S-4 dated April 28, 1999).

   10.7 Superior Court of the State of California County of Orange, Central Justice Center Minute Order, dated April 30, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to St. John Knits International's Registration Statement on Form S-4 dated May 17, 1999).

   10.8 Lease Amendment Agreement dated April 1, 1997 between St. John Knits, Inc. and G.M. Properties (increasing the space of the corporate headquarters, warehousing and manufacturing facility) (incorporated by reference to Exhibit 10.1 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2,
               1997).

   10.9 Agreement of Lease dated as of December 31, 1995 by and between St. John Knits, Inc. and Rolex Realty Company, Inc. (New York Boutique) (incorporated by reference to Exhibit 10.3 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.10 Lease dated June 1, 1986 between G.M. Properties and St. John Knits, Inc. (Corporate Headquarters) (incorporated by reference to Exhibit
          10.4 to St. John Knits, Inc.'s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.11 Industrial Real Estate Lease dated November 13, 1985 between Alhambra Partners, a California Limited Partnership, and St. John Knits, Inc., together with Amendment No. 1 to Industrial Real Estate Lease dated November 13, 1985 and Option to Extend Term dated November 13, 1985 (Assembling, Sewing) (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.'s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.12 Agreement of Lease dated January 11, 1991 by and between Rolex Realty Company, Inc. and St. John Knits, Inc. together with Lease Modification Agreement dated January 11, 1991 and Second Lease Modification Agreement dated April 12, 1991 (New York Boutique) (incorporated by reference to Exhibit 10.9 to St. John Knits, Inc.'s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.13 Amended and Restated Agreement of Limited Partnership of SJA 1&2, Ltd. dated October 31, 1993 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. (incorporated by reference to Exhibit 10.13 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.14 Amended and Restated Employment Agreement between St. John Knits, Inc. and Robert E. Gray (incorporated by reference to Exhibit 10.14 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.15 Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Marie St. John Gray (incorporated by reference to Exhibit
          10.4 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).

10.16 Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Kelly A. Gray (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).

10.17 Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Roger G. Ruppert (incorporated by reference to Exhibit 10.6 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).

10.18 Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Karla R. Guyer (incorporated by reference to Exhibit 10.8 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).

10.19 St. John Knits, Inc. Employees' Profit Sharing Plan dated as of August 21, 1995 (incorporated by reference to Exhibit 10.18 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.20 Aircraft Lease dated April 1, 1998 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd. Trust (Lease for Company airplane) (incorporated by reference to Exhibit
          10.1 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 3, 1998).

10.21 Form of Indemnity Agreement by and between St. John Knits, Inc., St. John Knits International, Incorporated and each of their directors and officers (incorporated by reference to Exhibit 10.21 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.22 Distribution Agreement dated June 11, 1997 by and between St. John Knits, Inc. and Gary Farn, Ltd. (incorporated by reference to Exhibit
          10.26 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.23 General Partnership Agreement of St. John-Varian Development Company dated April 3, 1995 by and between St. John Knits, Inc. and Varian Associates, a California General Partnership (incorporated by reference to Exhibit 10.28 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.24 Lease Agreement dated April 3, 1995 by and between St. John Knits, Inc. and St. John-Varian Development Company (Knitting, Sewing, Finishing, Shipping, Administrative Offices) (incorporated by reference to Exhibit 10.29 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.25 Joint Venture Agreement dated July 17, 1997 between St. John Knits, Inc. and Commercial Development Co., Ltd. (incorporated by reference to Exhibit 10.30 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.26 Lease Extension Agreement dated February 6, 1996 between St. John Knits, Inc. and G.M. Properties (extending the lease for St. John Knits, Inc.'s current corporate headquarters) (incorporated by reference to Exhibit 10.32 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.27 Lease Extension Agreement dated as of September 1, 1996 between St. John Knits, Inc. and Alhambra Partners (extending the lease for one of the Company's assembling and sewing facilities) (incorporated by reference to Exhibit 10.34 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.28 License and Distribution Agreement dated as of August 1, 1997 between St. John Knits, Inc. and St. John Co., Ltd. (incorporated by reference to Exhibit 10.35 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.29 Asset Purchase Agreement dated as of August 29, 1996 among St. John Knits, Inc., Jakob Schlaepfer & Co. AG and Jakob Schlaepfer, Inc. (incorporated by reference to Exhibit 10.39 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.30 Manufacturing and Supply Agreement dated as of November 9, 1996 by and between St. John Knits, Inc. and Calzaturificio M.A.B. S.p.A. (incorporated by reference to Exhibit 10.41 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.31 Sales Representative Agreement dated November 13, 1996 by and between St. John Knits, Inc. and Hilda Chang (incorporated by reference to
          Exhibit 10.43 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.32 Unit Price Construction Agreement between St. John de Mexico, S.A. de C.V. and Administration Tijuana Industrial, S.A. de C.V. (incorporated by reference to Exhibit 10.50 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.33 1999 St. John Knits International, Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.33 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.34 Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Bob Gray (incorporated by reference to Exhibit
          10.34 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.35 Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Marie St. John Gray (incorporated by reference to Exhibit 10.35 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.36 Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Kelly A. Gray (incorporated by reference to
          Exhibit 10.36 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

27        Financial Data Schedule