Form 10-K/A
period 1999-10-31
ST JOHN KNITS INTERNATIONAL INC
filed 2000-02-28
CIK 1080280

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                             Title of each class:
                             --------------------

                  12 1/2% Senior Subordinated Notes due 2009

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______*
                                              -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

* The Registrant is not subject to the reporting requirements of Item 405.

     As of February 16, 2000, the Registrant had 6,546,174 shares of Common Stock outstanding, and the aggregate market value of Registrant's Common Stock held by nonaffiliates was $7,931,333 (based on the closing price of the Common Stock on such date of $17.50 as reported on the OTC Bulletin Board quotation system).

================================================================================

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

          3. Exhibits--See "Exhibit Index"


     (b) Reports on Form 8-K

          None

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                    -------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..........................................................................        4

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets at October 31, 1999 and November 1, 1998............................................        5
  Consolidated Statements of Income for the years ended October 31, 1999, November 1, 1998 and
    November 2, 1997..............................................................................................        6
  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended October 31, 1999,
    November 1, 1998 and November 2, 1997.........................................................................        7
  Consolidated Statements of Cash Flows for the years ended October 31, 1999, November 1, 1998
    and November 2, 1997..........................................................................................        8
  Notes to Consolidated Financial Statements......................................................................       10

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II--Valuation and Qualifying Account...................................................................       31

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2000


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

 23.1     Consent of Arthur Anderson LLP, Independent Public Accountants

*27       Financial Data Schedule

________________
*Previously filed