Form 10-Q
period 2000-01-30
ST JOHN KNITS INTERNATIONAL INC
filed 2000-03-15
CIK 1080280

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  X   No ___
                                   ---

The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,174 shares as of March 10, 2000.

================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                            A S S E T S                                                     January 30,            October 31,
                            -----------                                                        2000                   1999

                                                                                        -------------------    -------------------
Current assets:                                                                              (unaudited)
  Cash and cash equivalents.............................................................      $  27,253,032          $  32,443,815
  Investments...........................................................................             19,872                 25,412
  Accounts receivable, net..............................................................         29,275,572             33,562,573
  Inventories...........................................................................         42,758,666             43,521,734
  Deferred income tax benefit...........................................................          7,678,272              7,678,272
  Other.................................................................................          2,499,846              2,634,127
                                                                                              -------------          -------------
     Total current assets...............................................................        109,485,260            119,865,933
                                                                                              -------------          -------------
Property and equipment:
  Machinery and equipment...............................................................         51,956,697             51,242,600
  Leasehold improvements................................................................         33,800,037             32,856,047
  Buildings.............................................................................         19,386,536             17,913,064
  Furniture and fixtures................................................................          7,213,073              6,868,556
  Land..................................................................................          7,395,577              5,786,857
  Construction in progress..............................................................          2,836,738              4,132,267
                                                                                              -------------          -------------
                                                                                                122,588,658            118,799,391
  Less--Accumulated depreciation and amortization.......................................         51,678,342             49,211,044
                                                                                              -------------          -------------
                                                                                                 70,910,316             69,588,347
                                                                                              -------------          -------------
Deferred financing costs................................................................         13,960,092             14,585,755
Other assets............................................................................          2,495,329             2 ,770,219
                                                                                              -------------          -------------
                                                                                              $ 196,850,997          $ 206,810,254
                                                                                              =============          =============
               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------

Current liabilities:
  Accounts payable......................................................................      $   5,384,615          $   6,805,079
  Accrued expenses......................................................................         11,274,431             11,275,809
  Current portion of long-term debt.....................................................          4,965,642              2,564,352
  Accrued interest expense..............................................................          4,712,399              7,661,434
  Dividends payable.....................................................................          2,226,065              1,228,472
  Income taxes payable..................................................................          1,976,460              1,190,888
                                                                                              -------------          -------------
     Total current liabilities..........................................................         30,539,612             30,726,034
Long-term debt, net of current portion..................................................        275,020,773            287,321,021
                                                                                              -------------          -------------
     Total liabilities..................................................................        305,560,385            318,047,055
                                                                                              -------------          -------------
Minority interest.......................................................................            716,343                693,391
                                                                                              -------------          -------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--3,000,000
    shares, issued and outstanding--250,000.............................................         25,000,000             25,000,000
                                                                                              -------------          -------------

Stockholders' deficit:
  Common stock, par value $0.01 per share : Authorized--30,000,000 shares, issued and
    outstanding--6,546,174 shares.......................................................             65,462                 65,462
  Unrealized loss on securities.........................................................            (33,876)               (28,261)
  Cumulative translation adjustment.....................................................            187,912                406,823
  Additional paid-in capital............................................................        147,141,194            147,141,194
  Accumulated deficit...................................................................       (281,786,423)          (284,515,410)
                                                                                              -------------          -------------
    Total stockholders' deficit.........................................................       (134,425,731)          (136,930,192)
                                                                                              -------------          -------------
                                                                                              $ 196,850,997          $ 206,810,254
                                                                                              =============          =============

                                 See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                              Thirteen Weeks Ended
                                                                    -------------------------------------------
                                                                      January 30, 2000        January 31, 1999
                                                                    -------------------    --------------------
                                                                                    (unaudited)
Net sales..........................................................         $79,588,253             $73,388,512
Cost of sales......................................................          35,030,450              33,829,085
                                                                    -------------------    --------------------
Gross profit.......................................................          44,557,803              39,559,427
Selling, general and administrative expenses.......................          30,390,944              30,134,846
                                                                    -------------------    --------------------
Operating income...................................................          14,166,859               9,424,581
Interest expense...................................................           8,231,299                   3,371
Other income.......................................................             432,560                 429,766
                                                                    -------------------    --------------------
Income before income taxes.........................................           6,368,120               9,850,976
Income taxes.......................................................           2,628,486               4,026,680
                                                                    -------------------    --------------------
Net income.........................................................           3,739,634               5,824,296
                                                                    -------------------    --------------------
Comprehensive income, net of tax:
  Foreign currency translation adjustments.........................            (128,545)                (67,970)
  Unrealized loss on securities....................................              (3,297)                   (990)
                                                                    -------------------    --------------------
Comprehensive income...............................................         $ 3,607,792             $ 5,755,336
                                                                    ===================    ====================


Net income per common share - basic................................         $      0.42             $      0.35
                                                                    ===================    ====================
Net income per common share - diluted..............................         $      0.42             $      0.34
                                                                    ===================    ====================
Dividends per share................................................         $        --             $     0.025
                                                                    ===================    ====================
Shares used in the calculation of net income per share-basic.......           6,546,174              16,580,311
                                                                    ===================    ====================
Shares used in the calculation of net income per share-diluted.....           6,546,174              16,960,982
                                                                    ===================    ====================

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Thirteen Weeks Ended
                                                                    -------------------------------------------------
                                                                      January 30, 2000             January 31, 1999
                                                                    --------------------         --------------------
                                                                                       (unaudited)
Cash flows from operating activities:
   Net income.......................................................       $  3,739,634       $ 5,824,296
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization................................          3,254,150         3,321,950
       Amortization of discount on 12.5% notes due 2009.............             34,985                --
       Amortization of deferred loan costs..........................            736,955                --
       (Gain) loss on disposal of property and equipment............             21,570           (99,666)
       Partnership losses...........................................             45,340            78,385
       Minority interest in income (loss) of consolidated
        subsidiaries................................................             22,952           (11,021)
       Decrease in accounts receivable..............................          4,287,001         8,740,695
       Decrease in inventories......................................            763,068            18,465
       (Increase) decrease in other current assets..................            134,281          (382,320)
       Decrease in other assets.....................................            128,191             4,676
       Decrease in accounts payable.................................         (1,420,464)       (2,161,456)
       Decrease in accrued expenses.................................             (1,378)         (175,259)
       Decrease in accrued interest expense.........................         (2,949,035)               --
       Increase in income taxes payable.............................            785,572         3,852,992
                                                                           ------------       -----------
         Net cash provided by operating activities..................          9,582,822        19,011,737
                                                                           ------------       -----------
Cash flows from investing activities:
       Proceeds from sale of property and equipment.................             13,017           120,000
       Purchase of property and equipment...........................         (4,552,400)       (5,446,566)
       Purchase of short-term investments...........................                 --            (3,460)
       Sale of short-term investments...............................              5,540                --
       Capital distributions from partnership.......................             43,052            22,000
                                                                           ------------       -----------
         Net cash used in investing activities......................         (4,490,791)       (5,308,026)
                                                                           ------------       -----------
Cash flows from financing activities:
       Principal payments on long-term debt.........................        (10,085,233)          (58,201)
                                                                           ------------       -----------
       Proceeds from issuance of long-term debt.....................            151,290                --
       Recapitalization costs.......................................            (13,053)               --
       Issuance of common stock.....................................                 --            43,233
       Financing fees and expenses..................................           (111,292)               --
       Dividends paid...............................................                 --          (414,537)
                                                                           ------------       -----------
         Net cash used in financing activities......................        (10,058,288)         (429,505)
Effect of exchange rate changes.....................................           (218,911)         (115,009)
                                                                           ------------       -----------
Unrealized loss on securities.......................................             (5,615)           (1,675)
                                                                           ------------       -----------
Net increase (decrease) in cash and cash equivalents................         (5,190,783)       13,157,522
Beginning balance, cash and cash equivalents........................         32,443,815        14,336,872
                                                                           ------------       -----------
Ending balance, cash and cash equivalents...........................       $ 27,253,032       $27,494,394
                                                                           ============       ===========

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                                                   Thirteen Weeks Ended
                                                                    -------------------------------------------------
                                                                      January 30, 2000             January 31, 1999
                                                                    --------------------         --------------------
                                                                                        (unaudited)
Supplemental disclosures of cash flow information:
    Cash received during the thirteen weeks for interest income....        $    404,233           $    94,158
                                                                           ============           ===========
    Cash paid during the thirteen weeks for:
       Interest expense............................................        $ 10,390,725           $     2,644
                                                                           ============           ===========
       Income taxes................................................        $  1,865,427           $   167,200
                                                                           ============           ===========

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated ("SJKI") and its subsidiaries, including St. John Knits, Inc. ("St. John"), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. SJKI and its subsidiaries are collectively referred to herein as "the Company." It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 as filed with the Securities and Exchange Commission on January 28, 2000.

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

     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending October 29, 2000.

2. Summary of Accounting Policies

  a. Company Operations

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques and outlets. All intercompany and interdivisional transactions and accounts have been eliminated.

  b. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were January 30, 2000 and January 31, 1999.

3. Dividends

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:

                                                                           Thirteen Weeks Ended
                                                                  --------------------------------------
                                                                      January 30,         January 31,
                                                                          2000               1999

                                                                  -----------------    -----------------
                                                                                (unaudited)
Net income........................................................       $3,739,634         $ 5,824,296
Less:  preferred stock dividends..................................          997,593                  --
                                                                  -----------------    -----------------
Income allocated to common stockholders...........................       $2,742,041         $ 5,824,296
                                                                  =================    ================-
Weighted average shares outstanding...............................        6,546,174          16,580,311
                                                                  =================    ================-
Basic earnings per share..........................................       $     0.42         $      0.35
                                                                  =================    ================-
Add:  dilutive effect of stock options............................               --             380,671
                                                                  -----------------    ----------------
Shares used to calculate diluted earnings per share...............        6,546,174          16,960,982
                                                                  =================    ================
Diluted earnings  per share.......................................       $     0.42         $      0.34
                                                                  =================    ================

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

6. Deferred Compensation

     In accordance with the employment agreement between the Company and Robert
E. Gray, the Company's Chairman and CEO, a portion of the annual salary payable to Robert E. Gray was deferred. The deferred portion of the compensation was paid into an irrevocable "rabbi" trust and was expensed as it was earned. At January 31, 1999, the balance in the trust and the corresponding liability were approximately $1.8 million and are not reflected in the Consolidated Balance Sheets. The total deferred compensation was paid to Mr. Gray during the fourth quarter of fiscal 1999.

7. Inventories

     A summary of the components of inventories is as follows:

                                                                      January 30,      October 31,
                                                                          2000             1999
                                                                   ---------------    ---------------
   Raw materials................................................       $12,547,773      $11,940,108
   Work-in-process..............................................         7,470,939        6,847,155
   Finished products............................................        22,739,954       24,734,471
                                                                       -----------      -----------
                                                                       $42,758,666      $43,521,734
                                                                       ===========      ===========

8. Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statement of operations, and statement of cash flows information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of January 30, 2000 and October 31, 1999, and for the three months ended January 30, 2000 and January 31, 1999.

                      ST. JOHN INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 30, 2000
                                   (Unaudited)


                                                  PARENT       GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                            COMPANY     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                             ------------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments       $     26,831        $     153       $     289                   $ 27,273
Accounts receivable, net                           27,642              225           1,409                     29,276
Inventories (1)                                    39,326            1,742           1,690                     42,758
Deferred income tax benefit                         7,678                                -                      7,678
Other                                               2,397               86              17                      2,500
Intercompany accounts receivable                    1,839                                -         (1,839)          -
                                             ------------------------------------------------------------------------
Total current assets                              105,713            2,206           3,405         (1,839)    109,485
Property and equipment, net                        64,834            1,462           4,615                     70,911
Investment in subsidiaries                         (2,057)                               -          2,057           -
Receivable from consolidated subsidiaries          15,366                                -        (15,366)          -
Deferred financing costs                           13,960                                -                     13,960
Other assets                                        1,313              103           1,079                      2,495
                                             ------------------------------------------------------------------------
   Total assets                              $    199,129        $   3,771       $   9,099    $   (15,148)   $196,851
                                             ========================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                             $      5,078        $     237       $      69                   $  5,384
Accrued expenses                                   10,828              320             127                     11,275
Current portion of long-term debt                   4,501                              465                      4,966
Accrued interest expense                            4,712                                -                      4,712
Dividends payable                                   2,226                                -                      2,226
Intercompany accounts payable                                                        1,839         (1,839)          -
Income taxes payable                                5,509           (3.656)            124                      1,977
                                             ------------------------------------------------------------------------
Total current liabilities                          32,854           (3,099)          2,624         (1,839)     30,540

Intercompany payable                                                11,606           3,760        (15,366)          -
Long-term debt, net of current portion            274,861                              160                    275,021
                                             ------------------------------------------------------------------------
Total liabilities                                 307,715            8,507           6,544        (17,205)    305,561
Minority interest                                                                      716                        716
Preferred stock                                    25,000                                -                     25,000
Total stockholders' equity (deficit)             (133,586)          (4,736)          1,839          2,057     134,426)
                                             ------------------------------------------------------------------------
   Total liabilities and stockholders'
equity (deficit)                             $   $199,129        $   3,771       $   9,099    $   (15,148)   $196,851
                                             ========================================================================

(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 31, 1999


(Amounts in thousands)                                        PARENT        GUARANTOR    NON-GUARANTOR
                                                              COMPANY     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                             ----------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and investments                         $ 32,270      $    80          $    118     $       -      $  32,468
Accounts receivable, net                                         31,575          302             1,686                       33,563
Inventories   (1)                                                39,701        1,917             1,876            28         43,522
Deferred income tax benefit                                       7,678                              -                        7,678
Other                                                             2,465          100                69                        2,634
Intercompany accounts receivable                                  1,484                              -        (1,484)             -
                                                             ----------------------------------------------------------------------
Total current assets                                            115,173        2,399             3,749        (1,456)       119,865
Property and equipment, net                                      63,061        1,500             5,027                       69,588
Investment in subsidiaries                                       (1,837)                             -         1,837              -
Receivable from consolidated subsidiaries                        16,112                              -       (16,112)             -
Deferred financing costs                                         14,586                              -                       14,586
Other assets                                                      1,399           88             1,283                        2,770
                                                             ----------------------------------------------------------------------
     Total assets                                             $ 208,494      $ 3,987          $ 10,059     $ (15,731)     $ 206,809
                                                             ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                $ 6,414      $   264             $ 127     $       -      $   6,805
Accrued expenses                                                 10,819          279               150            28         11,276
Current portion of long-term debt                                 2,248                            316                        2,564
Acrrued interest expense                                          7,661                                                       7,661
Dividends payable                                                 1,228                                                       1,228
Intercompany accounts payable                                         -                          1,484        (1,484)             -
Income taxes payable                                              4,435       (3,413)              169                        1,191
                                                             ----------------------------------------------------------------------
Total current liabilities                                        32,805       (2,870)            2,246        (1,456)        30,725

Intercompany payable                                                          11,244             4,868       (16,112)             -
Long-term debt, net of current portion                          287,082                            239                      287,321
                                                             ----------------------------------------------------------------------
Total liabilities                                               319,887        8,374             7,353       (17,568)       318,046
Minority interest                                                                                  693                          693
Preferred stock                                                  25,000                              -                       25,000
Total stockholders' equity (deficit)                           (136,393)      (4,387)            2,013         1,837       (136,930)
                                                             ----------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)     $ 208,494      $ 3,987          $ 10,059     $ (15,731)     $ 206,809
                                                             ======================================================================

(1) Inventories are shown at cost for all entities

                     ST. JOHN INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JANUARY 30, 2000
                                  (Unaudited)


                                            PARENT          GUARANTOR           NON-GUARANTOR
                                            COMPANY         SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                            ----------------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                    $  75,860      $      1,562         $     2,166       $    -          $   79,588
Cost of sales                                   33,026             1,103                 901                           35,030
                                             --------------------------------------------------------------------------------
Gross profit                                    42,834               459               1,265            -              44,558

Selling, general and administrative
expenses                                        28,315             1,055               1,021            -              30,391
                                             --------------------------------------------------------------------------------
Operating income (loss)                         14,519              (596)                244            -              14,167

Interest expense                                 8,231                                                                  8,231
Other income/(expense)                             434                 5                  17          (23)                433
                                             --------------------------------------------------------------------------------
Income (loss) before income taxes                6,722              (591)                261          (23)              6,369
Income taxes                                     2,763              (242)                108                            2,629
                                             --------------------------------------------------------------------------------
Income (loss) before equity in loss of
consolidated subsidiaries                        3,959              (349)                153          (23)              3,740
Equity in loss of consolidated subsidiaries       (220)                -                   -          220                   -
                                             --------------------------------------------------------------------------------
 Net income (loss)                           $   3,739      $       (349)               $153       $  197          $    3,740
                                             ================================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JANUARY 31, 1999
                                  (Unaudited)

                                                                                    NON-
                                                   PARENT       GUARANTOR         GUARANTOR
                                                   COMPANY     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  ----------------------------------------------------------------------------
(Amounts in thousands)

Net sales                                          $ 68,596        $  3,457          $  1,336         $      -        $ 73,389
Cost of sales                                        31,221           1,936               672                           33,829
                                                  ----------------------------------------------------------------------------
Gross profit                                         37,375           1,521               664                -          39,560

Selling, general and administrative expenses         27,493           1,880               762                -          30,135
Operating income (loss)                               9,882            (359)              (98)               -           9,425

Other income/(expense)                                  588            (192)               19               11             426
                                                  ----------------------------------------------------------------------------
Income (loss) before income taxes                    10,470            (551)              (79)              11           9,851
Income taxes                                          4,298            (226)              (45)                           4,027
                                                  ----------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                           6,172            (325)              (34)              11           5,824
Equity in loss of consolidated subsidiaries            (186)              -                 -              186               -
                                                  ----------------------------------------------------------------------------
Net income (loss)                                  $  5,986        $   (325)         $    (34)        $    197        $  5,824
                                                  ============================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
                SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOWS
                      THREE MONTHS ENDED JANUARY 30, 2000
                                  (UNAUDITED)

                                                                                             NON-
                                                            PARENT      GUARANTOR         GUARANTOR
                                                            COMPANY    SUBSIDIARIES      SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                           -----------------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net Income                                                 $  3,740        $   (349)         $    152       $    197      $  3,740
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                3,160              39                55                        3,254
 Amortization of discount on 12.5% notes due 2009                35                                                             35
 Amortization of deferred loan costs                            737                                                            737
 Loss on disposal of property and equipment                      21                                                             21
 Partnership losses                                              45                                                             45
 Minority interest in income of consolidated subsidiaries         -                                               23            23
 Equity in loss of consolidated subsidiaries                    220                                             (220)            -
Cash provided by (used in) changes in operating assets
 and liabilities
 Accounts receivable                                          3,939              78               270                        4,287
 Intercompany receivables (net)                                 (48)            362              (314)                           -
 Inventories                                                    401             176               186                          763
 Other current assets                                           122              12                                            134
 Other assets                                                    70             (16)               74                          128
 Accounts payable                                            (1,420)                                                        (1,420)
 Accrued expenses                                               (87)             14                72                           (1)
 Accrued interest expense                                    (2,949)                                                        (2,949)
 Income taxes payable                                         1,075            (243)              (46)                         786
                                                           -----------------------------------------------------------------------
     Net cash provided by operating activities                9,061              73               449              -         9,583
                                                           -----------------------------------------------------------------------

INVESTING ACTIVITIES:

 Proceeds from sale of property and equipment                    13                                                             13
 Purchases of property and equipment                         (4,465)                              (87)                      (4,552)
 Sale of short-term investments                                   5                                                              5
 Capital distributions from partnership                          43                                                             43
                                                           -----------------------------------------------------------------------
     Net cash used in investing activities                   (4,404)              -               (87)             -        (4,491)
                                                           -----------------------------------------------------------------------

FINANCING ACTIVITIES:

 Principle payments of long-term debt                        (9,997)                              (88)                     (10,085)
 Proceeds from issuance of long-term debt                       151                                                            151
 Recapitalization costs                                         (13)                                                           (13)
 Financing fees and expenses                                   (111)                                                          (111)
                                                           -----------------------------------------------------------------------
     Net cash used in financing activities                   (9,970)              -               (88)             -       (10,058)
                                                           -----------------------------------------------------------------------

Effect of exchange rate changes                                (115)                             (104)                        (219)
Unrealized loss on securities                                    (6)                                                            (6)
                                                           -----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (5,434)             73               170              -        (5,191)
Beginning balance, cash and cash equivalents                 32,245              80               119                       32,444
                                                           -----------------------------------------------------------------------
Ending balance, cash and cash equivalents                  $ 26,811        $    153          $    289       $      -      $ 27,253
                                                           =======================================================================

Supplemental disclosures of cash flow information:
 Cash received during the year for interest income         $    404                                                       $    404
                                                           =======================================================================
 Cash paid during the year for:
     Interest expense                                      $ 10,391                                                       $ 10,391
                                                           =======================================================================
     Income taxes                                          $  1,865                                                       $  1,865
                                                           =======================================================================

                      ST. JOHN INTERNATIONAL, INCORPORATED
                 SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOWS
                       THREE MONTHS ENDED JANUARY 31, 1999
                                   (UNAUDITED)

                                                                                         NON-
                                                        PARENT       GUARANTOR         GUARANTOR
                                                        COMPANY     SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                       ----------------------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net Income                                              $  5,986        $   (325)         $    (34)        $    197        $  5,824
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                             3,239              66                17                            3,322
 Loss on disposal of property and equipment                 (102)              2                                               (100)
 Partnership losses                                           78                                                                 78
 Minority interest in loss of consolidated subsidiaries        -                                                (11)            (11)
 Equity in loss of consolidated subsidiaries                 186                                               (186)              -
Cash provided by (used in) changes in operating assets
 and liabilities
 Accounts receivable                                       8,298             197               246                            8,741
 Intercompany receivables (net)                           (1,553)          1,725              (172)                               -
 Inventories                                                (450)            406                62                               18
 Other current assets                                       (389)              7                                               (382)
 Other assets                                                (47)                               52                                5
 Accounts payable                                         (2,161)                                                            (2,161)
 Accrued expenses                                           (534)            271                88                             (175)
 Income taxes payable                                      4,187            (226)             (108)                           3,853
                                                        ---------------------------------------------------------------------------
     Net cash provided by operating activities            16,738           2,123               151                -          19,012
                                                        ---------------------------------------------------------------------------

INVESTING ACTIVITIES:

 Proceeds from sale of property and equipment                120                                                                120
 Purchases of property and equipment                      (4,379)         (1,049)              (19)                          (5,447)
 Purchase of short-term investments                           (3)                                                                (3)
 Capital distributions from partnership                       22                                                                 22
                                                        ---------------------------------------------------------------------------
     Net cash used in investing activities                (4,240)         (1,049)              (19)               -          (5,308)
                                                        ---------------------------------------------------------------------------

FINANCING ACTIVITIES:

 Principle payments of long-term debt                          -                               (58)                             (58)
 Issuance of common stock                                     43                                                                 43
 Cash dividends paid                                        (415)                                                              (415)
                                                        ---------------------------------------------------------------------------
     Net cash used in financing activities                  (372)              -               (58)               -            (430)
                                                        ---------------------------------------------------------------------------

Effect of exchange rate changes                              (85)                              (30)                            (115)
Unrealized loss on securities                                 (2)                                                                (2)
                                                        ---------------------------------------------------------------------------
Net increase in cash and cash equivalents                 12,039           1,074                44                -          13,157
Beginning balance, cash and cash equivalents              14,096             155                86                           14,337
                                                        ---------------------------------------------------------------------------
Ending balance, cash and cash equivalents               $ 26,135        $  1,229          $    130         $      -        $ 27,494
                                                        ===========================================================================

Supplemental disclosures of cash flow information:
  Cash received during the year for interest income     $     94                                                           $     94
                                                        ===========================================================================
  Cash paid during the year for:
     Interest expense                                   $      3                                                           $      3
                                                        ===========================================================================
     Income taxes                                       $    167                                                           $    167
                                                        ===========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, the results of operations as a percentage of net sales:



                                                                         Percent of Net Sales
                                                                         Thirteen Weeks Ended
                                                                           ("First Quarter")
                                                                    ---------------------------------
                                                                       January 30,        January 31,
                                                                          2000               1999
                                                                    --------------      -------------
Net sales............................................................        100.0%             100.0%
Cost of sales........................................................         44.0               46.1
                                                                     -------------      -------------
Gross profit.........................................................         56.0               53.9
Selling, general and administrative expenses.........................         38.2               41.1
                                                                     -------------      -------------
Operating income.....................................................         17.8               12.8
Interest expense.....................................................         10.3                 --
Other income.........................................................          0.5                0.6
                                                                     -------------      -------------
Income before income taxes...........................................          8.0               13.4
Income taxes.........................................................          3.3                5.5
                                                                     -------------      -------------
Net income...........................................................          4.7%               7.9%
                                                                     =============      =============

First quarter fiscal 2000 compared to first quarter fiscal 1999

     Net sales for the first quarter of fiscal 2000 increased by $6,200,000, or 8.4% over the first quarter of fiscal 1999. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $5,838,000, due in part to the expansion of the Hawaii boutique which was completed in December 1999, increased sales for the boutiques located in Las Vegas, New York City and Palm Desert, California, and the addition of one retail boutique and one outlet store since the beginning of fiscal 2000 and (ii) an increase in sales to existing domestic retail customers of approximately $2,835,000, including an increase of $1,478,000 in sales of the Sport product line to these customers. These increases in net sales were offset primarily by a decrease in net sales for St. John Home, due to the closure of three stores and the transfer of one store to the former joint venture partner during the second quarter of fiscal 1999, and also by a decrease in international sales. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first quarter of fiscal 2000 increased by $4,998,000, or 12.6% as compared with the first quarter of fiscal 1999, and increased as a percentage of net sales to 56.0% from 53.9%. This increase in the gross profit margin was primarily due to an increase in the gross margin for the Knitwear and Sport product lines reflecting an improvement in manufacturing efficiency from the first quarter of fiscal 1999.

     Selling, general and administrative expenses for the first quarter of fiscal 2000 increased by $256,000, or 0.8% over the first quarter of fiscal 1999, and decreased as a percentage of net sales to 38.2% from 41.1%. This decrease was primarily the result of a decrease in selling expenses due to a reduction in the costs of promoting and marketing the Company's product lines to its major customers and a decrease in operating costs for St. John Home due to the closure of three stores and the transfer of one store to the former joint venture partner during the second quarter of fiscal 1999.

     Operating income for the first quarter of fiscal 2000 increased by $4,742,000, or 50.3% over the first quarter of fiscal 1999. Operating income as percentage of net sales increased to 17.8% from 12.8% during the same period. This increase in the operating income as a percentage of net sales was due to an increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the first quarter of fiscal 2000 increased by $8,228,000 over the first quarter of fiscal 1999. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred during the third quarter of fiscal 1999 in connection with the completion of the mergers in July 1999.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first three months of fiscal 2000, cash provided by operating activities was $9,583,000. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund a decrease in accrued interest expense and accounts payable. Cash used in investing activities was $4,491,000 during the first three months of fiscal 2000. The principal use of cash in investing activities was for the construction of improvements for a new manufacturing facility located in Irvine, California, the construction of leasehold improvements for a new boutique location in Hawaii and the purchase of a condominium located in New York City. Cash used in financing activities was $10,058,000 during the first three months of fiscal 2000, primarily due to a prepayment made on the senior secured debt of $10 million.

     The Company anticipates purchasing property and equipment of approximately $17.0 million during the remainder of fiscal 2000. The estimated $17.0 million will be used principally for upgrades to the Company's computer systems, the purchase of electronic knitting machines, the expansion of the boutique location in Palm Desert, California and the construction of leasehold improvements for three additional retail boutiques.

     As of January 30, 2000, the Company had approximately $78,946,000 in working capital and $27,273,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 2.0% (8.5% at January 30, 2000) or a Eurodollar rate plus 3.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of January 30, 2000, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash primarily in a money market fund and investment grade commercial paper.

     Total debt outstanding decreased $9,899,000 to $279,986,000 at January 30, 2000. The Company's outstanding debt is comprised of bank borrowings of $181,290,000 and senior subordinated notes of $98,696,000.

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

     St. John Knits International, Incorporated must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except as may be required under applicable law, there are no material restrictions on distributions to the Company from the Company's wholly owned subsidiaries that have guaranteed the Company's payment obligations under its senior subordinated notes. See footnote 8 to the Company's unaudited consolidated financial statements contained herein.

     The Company paid cash dividends of approximately $1,245,000 during fiscal 1999 prior to the mergers. The Company's ability to pay dividends is restricted by the terms of the Company's senior secured credit facilities and senior subordinated note indenture. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

     The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $17,814,986 and $13,036,945 for the first three months of fiscal 2000 and 1999, respectively. The credit agreement is filed as Exhibit (a)(1) to the Company's Amendment no. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles (GAAP) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Year 2000

     The Company undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, the Year 2000 and beyond. These actions were generally described in the Company's report on Form 10-Q for the quarter ended July 31, 1999. The Company implemented a program intended to address, on a timely basis, "Year 2000 Readiness" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999).

     As of March 10, 2000, the Company has not experienced any material consequences of failure of Year 2000 Readiness, either by the Company, its suppliers, or its customers. However, Year 2000 Readiness has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 ready.

     The Company's Year 2000 costs were approximately $716,000.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 2000, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility, (iii) the Company's anticipation that it will not pay cash dividends on its common stock in the future and (iv) the Company's expectation that the final settlement in the Securities Fraud Class Action litigation (described below) will receive final approval in the spring of 2000.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) the inability of the Company to meet the financial covenants under its senior secured credit facilities and subordinated note indenture. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's Form 10-K for the year ended October 31, 1999 and the risk factors described therein are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currencies. In order to reduce the effects of such fluctuations, under established procedures and controls, the Company enters into forward contracts. These contractual arrangements are placed with a major financial institution. The Company does not hold derivative financial instruments for trading.

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are typically entered into at the time the Company prices its products. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro and the British pound. At January 30, 2000, the Company had contracts maturing through February 29, 2000 to sell 900,000 Euros and 95,000 British pounds at a rate of 1.06 U.S. dollars to the Euro and 1.58 U.S. dollars to the British pound.

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

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.8 million.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

     The Company is party to certain legal proceedings, which are described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Securities and Exchange Commission on January 28, 2000. During the first quarter of fiscal 2000, the following developments occurred with respect to certain of these legal proceedings:

Securities Fraud Class Action

     The settlement which was reached on January 23, 2000, between the Company and Binary Traders, Inc. has been preliminarily approved by the court. Final approval is expected to occur in the spring of 2000.

Item 6.  Exhibits and Reports on Form 8-K


  (a) Exhibits required by Item 601 of Regulation S-K.

     None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



March 10, 2000               ST. JOHN KNITS INTERNATIONAL, INCORPORATED




                              By:            /s/ Bob Gray
                                  -----------------------------------------
                                                 Bob Gray
                                        Chairman of the Board and
                                         Chief Executive Officer


                              By:            /s/ Roger G. Ruppert
                                 -----------------------------------------
                                                 Roger G. Ruppert
                                          Senior Vice President - Finance,
                                               Chief Financial Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX


   Exhibit                                                                      Sequentially
   Number                    Description of Exhibit                            Numbered Page
   ------                    ----------------------                            -------------
27.1           Financial Data Schedule
