Form 10-Q
period 2000-04-30
ST JOHN KNITS INTERNATIONAL INC
filed 2000-06-13
CIK 1080280

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                        Commission File Number 333-73107

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)


                Delaware                                 52-2061057
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)

17422 Derian Avenue, Irvine, California                     92614
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (949) 863-1171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [_]


The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,174 shares as of June 12, 2000.

===============================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                A S S E T S                       April 30,      October 31,
                -----------                         2000            1999
                                                 ------------    -------------
Current assets:                                  (unaudited)
  Cash and cash equivalents....................  $ 18,539,577     $ 32,443,815
  Investments..................................        18,761           25,412
  Accounts receivable, net.....................    28,266,346       33,562,573
  Inventories..................................    43,899,617       43,521,734
  Deferred income tax benefit..................     7,678,272        7,678,272
  Other........................................     2,326,852        2,634,127
                                                 -------------   -------------
     Total current assets......................   100,729,425      119,865,933
                                                 -------------   -------------
Property and equipment:
  Machinery and equipment......................     54,412,043      51,242,600
  Leasehold improvements.......................     34,863,902      32,856,047
  Buildings....................................     19,412,523      17,913,064
  Furniture and fixtures.......................      7,438,843       6,868,556
  Land.........................................      7,395,577       5,786,857
  Construction in progress.....................      4,553,533       4,132,267
                                                 --------------  -------------
                                                   128,076,421     118,799,391
  Less--Accumulated depreciation
      and amortization.........................     54,857,634      49,211,044
                                                 -------------   -------------
                                                    73,218,787      69,588,347
                                                 -------------   -------------
Deferred financing costs.......................     13,407,361      14,585,755
Other assets...................................      2,761,970       2,770,219
                                                 -------------   -------------
                                                 $ 190,117,543   $ 206,810,254
                                                 =============   =============
     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------
 Current liabilities:
  Accounts payable.............................  $   6,575,461   $   6,805,079
  Accrued expenses.............................     12,649,605      11,275,809
  Current portion of long-
     term debt.................................      5,363,301       2,564,352
  Accrued interest expense.....................      4,421,616       7,661,434
  Dividends payable............................      3,251,462       1,228,472
  Income taxes payable.........................         36,993       1,190,888
                                                 -------------   -------------
     Total current liabilities.................     32,298,438      30,726,034
Long-term debt, net of current
     portion...................................    262,983,150     287,321,021
                                                 -------------   -------------
     Total liabilities.........................    295,281,588     318,047,055
                                                 -------------   -------------
Minority interest..............................             --         693,391
                                                 -------------   -------------
Mandatorily redeemable preferred stock,
     $100 stated value:  Authorized--3,000,000
     shares, issued and outstanding--250,000...     25,000,000     25,000,000
                                                  -------------  -------------
Stockholders' deficit:
  Common stock, par value $0.01 per share:
     Authorized--30,000,000 shares, issued and
     outstanding--6,546,174 shares.............         65,462          65,462
  Unrealized loss on securities................        (35,181)        (28,261)
  Cumulative translation adjustment............        174,668         406,823
  Additional paid-in capital...................    147,141,194     147,141,194
  Accumulated deficit..........................   (277,510,188)   (284,515,410)
                                                 -------------   -------------
    Total stockholders' deficit................   (130,164,045)   (136,930,192)
                                                 -------------   -------------
                                                 $ 190,117,543   $ 206,810,254
                                                 =============   =============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL,INCORPORATED
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                        ---------------------------------    ----------------------------------
                                                            April 30,          May 2,           April 30,            May 2,
                                                              2000              1999               2000               1999
                                                        ---------------    --------------    ---------------     --------------
                                                                    (unaudited)                          (unaudited)
Net sales........................................          $85,184,865       $78,237,040       $164,773,117       $151,625,553
Cost of sales....................................           35,083,867        32,956,813         70,114,317         66,785,899
                                                        ---------------    --------------    ---------------     --------------
Gross profit.....................................           50,100,998        45,280,227         94,658,800         84,839,654
Selling, general and administrative expenses.....           33,339,732        31,631,192         63,730,675         61,766,038
                                                        ---------------    --------------    ---------------     --------------
Operating income.................................           16,761,266        13,649,035         30,928,125         23,073,616
Interest expense.................................            7,926,279               247         16,157,578              3,618
Other income.....................................              436,829           404,826            869,388            834,592
                                                        ---------------    --------------    ---------------     --------------
Income before income taxes.......................            9,271,816        14,053,614         15,639,935         23,904,590
Income taxes.....................................            3,963,779         5,785,715          6,592,265          9,812,395
                                                        ---------------    --------------    ---------------     --------------
Net income.......................................            5,308,037         8,267,899          9,047,670         14,092,195
                                                        ---------------    --------------    ---------------     --------------
Comprehensive income, net of tax:
  Foreign currency translation adjustments.......               (7,582)          (35,806)          (134,301)          (103,776)
  Unrealized gain (loss) on securities...........                 (747)              919             (3,962)               (71)
                                                        ---------------    --------------    ---------------     --------------
Comprehensive income.............................          $ 5,299,708       $ 8,233,012       $  8,909,407       $ 13,988,348
                                                        ===============    ==============    ===============     ==============

Net income per common share - basic..............          $      0.65       $      0.50       $       1.07       $       0.85
                                                        ===============    ==============    ===============     ==============
Net income per common share - diluted............          $      0.65       $      0.49       $       1.07       $       0.83
                                                        ===============    ==============    ===============     ==============
Dividends per share..............................          $        --       $     0.025       $         --       $       0.05
                                                        ===============    ==============    ===============     ==============
Shares used in the calculation of net income per
     share - basic...............................             6,546,174        16,581,629          6,546,174         16,581,043
                                                        ===============    ==============    ===============     ==============
Shares used in the calculation of net income per
     share - diluted.............................             6,546,174        17,006,748          6,546,174         16,982,678
                                                        ===============    ==============    ===============     ==============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Twenty-Six Weeks Ended
                                                 ------------------------------
                                                 April 30, 2000    May 2, 1999
                                                 --------------    ------------
                                                             (unaudited)
Cash flows from operating activities:
   Net income...................................  $  9,047,670      $14,092,195
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization............     6,519,358        6,687,151
       Amortization of discount on 12.5% notes
        due 2009................................        69,969               --
       Amortization of deferred loan costs......     1,310,988               --
       Loss on disposal of property and
        equipment...............................        33,051          355,664
       Partnership losses.......................        90,088          136,836
       Minority interest in income of
        consolidated subsidiaries...............        30,254              500
       Book value in excess of purchase
        price of minority interest in Japan
        subsidiary..............................     (495,188)              --
       Decrease in accounts receivable..........     5,296,227          866,501
       (Increase) decrease in inventories.......      (377,883)       1,589,135
       (Increase) decrease in other current
        assets..................................       307,275         (228,381)
       Increase in other assets.................      (102,495)        (272,472)
       Decrease in accounts payable.............      (229,618)      (4,052,416)
       Increase in accrued expenses.............     1,373,796          497,274
       Decrease in accrued interest expense.....    (3,239,818)              --
       Increase (decrease) in income taxes
        payable.................................    (1,153,895)       3,619,036
                                                  ------------      -----------
           Net cash provided by operating
            activities..........................    18,479,779       23,291,023
                                                  ------------      -----------
Cash flows from investing activities:
       Proceeds from sale of property
        and equipment...........................      13,017          120,000
       Purchase of property and equipment.......   (10,079,251)      (7,869,832)
       Purchase of minority interest in
        Japan subsidiary........................      (228,457)              --
       Purchase of foreign trademark............       (70,000)              --
       Purchase of short-term investments.......            --          (18,722)
       Sale of short-term investments...........         6,651               --
       Capital contributions to partnership.....      (129,459)              --
       Capital distributions from
        partnership.............................       103,500           53,000
                                                  ------------      -----------
                Net cash used in investing
                 activities.....................   (10,383,999)      (7,715,554)
                                                  ------------      -----------
Cash flows from financing activities:
       Principal payments on long-term debt.....   (21,657,840)        (122,961)
       Proceeds from issuance of long-term
        debt....................................        48,949               --
       Recapitalization costs...................       (19,458)              --
       Issuance of common stock.................            --           54,861
       Financing fees and expenses..............      (132,594)              --
       Dividends paid...........................            --         (829,074)
                                                  ------------      -----------
           Net cash used in financing
            activities..........................   (21,760,943)        (897,174)
                                                  ------------      -----------

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                   Twenty-Six Weeks Ended
                                                -----------------------------
                                                April 30, 2000    May 2, 1999
                                                --------------   ------------
                                                           (unaudited)
Effect of exchange rate changes.............         (232,155)       (175,891)
                                                -------------     -----------
Unrealized loss on securities...............           (6,920)           (120)
                                                -------------     -----------
Net increase (decrease) in cash and cash
 equivalents................................      (13,904,238)     14,502,284
                                                -------------     -----------
Beginning balance, cash and cash
 equivalents................................       32,443,815      14,336,872
                                                -------------     -----------
Ending balance, cash and cash equivalents...     $ 18,539,577     $28,839,156
                                                =============     ===========
Supplemental disclosures of cash flow
 information:
       Cash received during the twenty-six
        weeks for interest income...........     $    744,483     $   595,020
                                                =============     ===========
       Cash paid during the twenty-six
        weeks for:
            Interest expense................     $ 17,963,381     $     5,754
                                                =============     ===========
            Income taxes....................     $  7,766,242     $ 7,575,555
                                                =============     ===========

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

   On February 2, 1999, St. John entered into a merger agreement to be acquired by a group consisting of Vestar Capital Partners III, L.P. ("Vestar") and Bob Gray, Marie Gray and Kelly Gray at an offer price of $30 per share. Pursuant to the agreement, on July 7, 1999, the Company consummated two mergers. As a result of the mergers, St. John became a wholly owned subsidiary of SJKI. The mergers were accounted for as a recapitalization. The operating results for all periods prior to the mergers consist entirely of the historical results of St. John and its subsidiaries.

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

  b. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were April 30, 2000 and May 2, 1999.

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                  (unaudited)

   The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:

                                                     Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                           ----------------------------------------    ----------------------------------
                                             April 30, 2000          May 2, 1999        April 30, 2000       May 2, 1999
                                           ------------------     -----------------    ----------------     -------------
                                                              (unaudited)                             (unaudited)
Net income...............................      $5,308,037             $8,267,899           $9,047,670         $14,092,195
Less:  preferred stock dividends.........       1,025,397                     --            2,022,990                  --
                                           ------------------     -----------------     ----------------     -------------

Income allocated to common stockholders..      $4,282,640             $8,267,899           $7,024,680         $14,092,195
                                           ==================     =================     ================     =============

Weighted average shares outstanding......       6,546,174             16,581,629            6,546,174          16,581,043
                                           ==================     =================     ================     =============

Basic earnings per share.................      $     0.65             $     0.50           $     1.07          $     0.85
                                           ==================     =================     ================     =============

Add:  dilutive effect of stock options...              --                425,119                   --             401,635
                                           ------------------     -----------------     ----------------    -------------
Shares used to calculate diluted earnings
 per share...............................       6,546,174             17,006,748            6,546,174          16,982,678
                                           ==================     =================     ================     =============

Diluted earnings per share...............      $     0.65            $      0.49           $     1.07          $     0.83
                                           ==================     =================     ================     =============


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

6. Deferred Compensation

   In accordance with the employment agreement between the Company and Robert E. Gray, the Company's Chairman and CEO, a portion of the annual salary payable to Robert E. Gray was deferred. The deferred portion of the compensation was paid into an irrevocable "rabbi" trust and was expensed as it was earned. At May 2, 1999, the balance in the trust and the corresponding liability were approximately $2.0 million and are not reflected in the Consolidated Balance Sheets. The total deferred compensation was paid to Mr. Gray during the fourth quarter of fiscal 1999.

7. Inventories

   A summary of the components of inventories is as follows:

                                                                       April 30,             October 31,
                                                                          2000                  1999
                                                                     --------------        --------------
        Raw materials.............................................      $11,852,342           $11,940,108
        Work-in-process...........................................        7,953,532             6,847,155
        Finished products.........................................       24,093,743            24,734,471
                                                                     --------------        --------------
                                                                        $43,899,617           $43,521,734
                                                                     ==============        ==============

8. Supplemental Condensed Consolidated Financial Information

   The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statement of operations, and statement of cash flows information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of April 30, 2000 and October 31, 1999, and for the three and six months ended April 30, 2000 and May 2, 1999.

                     ST. JOHN INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                APRIL 30, 2000
                                  (Unaudited)

                                     PARENT        GUARANTOR    NON-GUARANTOR
(Amounts in thousands)               COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                     ---------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and
 investments                         $  17,898      $   124       $  537                      $  18,559
Accounts receivable, net                26,667          239        1,360                         28,266
Inventories (1)                         40,652        1,722        1,526                         43,900
Deferred income tax benefit              7,678                         -                          7,678
Other                                    2,191           85           51                          2,327
Intercompany accounts receivable         1,739                                   (1,739)              -
                                     ---------------------------------------------------------------------
Total current assets                    96,825        2,170        3,474         (1,739)        100,730
Property and equipment, net             67,699        1,475        4,045                         73,219
Investment in subsidiaries              (2,163)                        -          2,163               -
Receivable from consolidated
 subsidiaries                           15,478                         -        (15,478)              -
Deferred financing costs                13,407                         -                         13,407
Other assets                             1,608          132        1,022                          2,762
                                     ---------------------------------------------------------------------
     Total assets                    $ 192,854      $ 3,777       $8,541       $(15,054)      $ 190,118
                                     =====================================================================
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
Accounts payable                     $   6,233      $   227       $  116                      $   6,576
Accrued expenses                        12,331          166          153                         12,650
Current portion of long-term debt        4,999                       364                          5,363
Accrued interest expense                 4,422                         -                          4,422
Dividends payable                        3,251                         -                          3,251
Intercompany accounts payable                                      1,739         (1,739)              -
Income taxes payable                     3,612       (3,860)         284                             36
                                     ---------------------------------------------------------------------
Total current liabilities               34,848       (3,467)       2,656         (1,739)         32,298

Intercompany payable                                 12,260        3,218        (15,478)              -
Long-term debt, net of current
 portion                               262,896                        88                        262,984
                                     ---------------------------------------------------------------------
Total liabilities                      297,744        8,793        5,962        (17,217)        295,282
Minority interest                                                      -                              -
Preferred stock                         25,000                         -                         25,000
Total stockholders' equity
 (deficit)                            (129,890)      (5,016)       2,579          2,163        (130,164)
                                     ---------------------------------------------------------------------
     Total liabilities and
      stockholders' equity
      (deficit)                      $ 192,854      $ 3,777       $8,541      $ (15,054)      $ 190,118
                                     =====================================================================

(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 31, 1999


                                           PARENT          GUARANTOR          NON-GUARANTOR
(Amounts in thousands)                     COMPANY        SUBSIDIARIES        SUBSIDIARIES        ELIMINATIONS     CONSOLIDATED
                                          --------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and investments    $  32,270         $    80             $   118             $       -        $  32,468
Accounts receivable, net                     31,575             302               1,686                                 33,563
Inventories (1)                              39,701           1,917               1,876                    28           43,522
Deferred income tax benefit                   7,678                                   -                                  7,678
Other                                         2,465             100                  69                                  2,634
Intercompany accounts receivable              1,484                                   -                (1,484)               -
                                          ------------------------------------------------------------------------------------
Total current assets                        115,173           2,399               3,749                (1,456)         119,865
Property and equipment, net                  63,061           1,500               5,027                                 69,588
Investment in subsidiaries                   (1,837)                                  -                 1,837                -
Receivable from consolidated
 subsidiaries                                16,112                                   -               (16,112)               -
Deferred financing costs                     14,586                                   -                                 14,586
Other assets                                  1,399              88               1,283                                  2,770
                                          -------------------------------------------------------------------------------------
     Total assets                         $ 208,494         $ 3,987             $10,059             $ (15,731)       $ 206,809
                                          =====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                          $   6,414         $   264             $   127             $       -        $   6,805
Accrued expenses                             10,819             279                 150                    28           11,276
Current portion of long-term debt             2,248                                 316                                  2,564
Acured interest expense                       7,661                                                                      7,661
Dividends payable                             1,228                                                                      1,228
Intercompany accounts payable                     -                               1,484                (1,484)               -
Income taxes payable                          4,435          (3,413)                169                                  1,191
                                          -------------------------------------------------------------------------------------
Total current liabilities                    32,805          (2,870)              2,246                (1,456)          30,725

Intercompany payable                                         11,244               4,868               (16,112)               -
Long-term debt, net of current portion      287,082                                 239                                287,321
                                          -------------------------------------------------------------------------------------
Total liabilities                           319,887           8,374               7,353               (17,568)         318,046
Minority interest                                                                   693                                    693
Preferred stock                              25,000                                   -                                 25,000
Total stockholders' equity (deficit)       (136,393)         (4,387)              2,013                 1,837         (136,930)
                                          -------------------------------------------------------------------------------------
     Total liabilities and stockholders'
      equity (deficit)                    $ 208,494         $ 3,987             $10,059             $ (15,731)       $ 206,809
                                          =====================================================================================

(1) Inventories are shown at cost for all entities

                     ST. JOHN INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THREE MONTHS ENDED APRIL 30, 2000
                                  (Unaudited)

                                                                                           NON-
                                                        PARENT        GUARANTOR         GUARANTOR
                                                       COMPANY       SUBSIDIARIES      SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                    --------------------------------------------------------------------------------

(Amounts in thousands)

Net sales                                            $     82,004     $     1,126       $     2,055    $      -      $   85,185
Cost of sales                                              33,666             655               762                      35,083
                                                    --------------------------------------------------------------------------------

Gross profit                                               48,338             471             1,293           -          50,102
Selling, general and administrative expenses               31,413             959               968           -          33,340
                                                    --------------------------------------------------------------------------------

Operating income (loss)                                    16,925            (488)              325           -          16,762
Interest expense                                            7,927                                                         7,927
Other income/(expense)                                        427               4                12          (7)            436
                                                    --------------------------------------------------------------------------------

Income (loss) before income taxes                           9,425            (484)              337          (7)          9,271
Income taxes                                                4,003            (204)              164                       3,963
                                                    --------------------------------------------------------------------------------

Income (loss) before equity in loss of
  consolidated subsidiaries                                 5,422            (280)              173          (7)          5,308
Equity in loss of consolidated subsidiaries                   (83)              -                 -          83               -
                                                    --------------------------------------------------------------------------------

Net income (loss)                                    $      5,339     $      (280)      $       173    $     76      $    5,308
                                                    ================================================================================


                     ST. JOHN INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        THREE MONTHS ENDED MAY 2, 1999
                                  (Unaudited)

                                                                                     NON-
                                             PARENT          GUARANTOR             GUARANTOR
                                            COMPANY         SUBSIDIARIES          SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                          -----------------------------------------------------------------------------------------
(Amounts in thousands)

Net sales                                     $73,745         $3,010                $1,482               $  -            $78,237
Cost of sales                                  30,504          1,884                   569                  -             32,957
                                          -----------------------------------------------------------------------------------------
Gross profit                                   43,241          1,126                   913                  -             45,280
Selling, general and administrative            28,108          2,680                   842                  -             31,630
     expenses
                                          -----------------------------------------------------------------------------------------
Operating income (loss)                        15,133         (1,554)                   71                  -             13,650
Other income/(expense)                            604           (200)                   12                (12)               404
                                          -----------------------------------------------------------------------------------------
Income (loss) before income taxes              15,737         (1,754)                   83                (12)            14,054
Income taxes                                    6,458           (719)                   47                                 5,786
                                          -----------------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                     9,279         (1,035)                   36                (12)             8,268
Equity in loss of consolidated
  subsidiaries                                   (495)             -                     -                495                  -
                                          -----------------------------------------------------------------------------------------
Net income (loss)                             $ 8,784        $(1,035)               $   36               $483            $ 8,268
                                          =========================================================================================


                     ST. JOHN INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        SIX MONTHS ENDED APRIL 30, 2000
                                  (Unaudited)

                                                  PARENT         GUARANTOR       NON-GUARANTOR
(Amounts in thousands)                            COMPANY       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                  ------------------------------------------------------------------------------
Net sales                                         $157,864        $ 2,688           $4,221             $  -           $164,773
Cost of sales                                       66,692          1,758            1,663                              70,113
                                                  ------------------------------------------------------------------------------
Gross profit                                        91,172            930            2,558                -             94,660

Selling, general and administrative expenses        59,728          2,014            1,989                -             63,731
                                                  ------------------------------------------------------------------------------
Operating income (loss)                             31,444         (1,084)             569                -             30,929

Interest expense                                    16,158                                                              16,158
Other income/(expense)                                 861              9               29              (30)               869
                                                  ------------------------------------------------------------------------------
Income (loss) before income taxes                   16,147         (1,075)             598              (30)            15,640
Income taxes                                         6,766           (446)             272                               6,592
                                                  ------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                          9,381           (629)             326              (30)             9,048
Equity in loss of consolidated subsidiaries           (303)             -                -              303                  -
                                                  ------------------------------------------------------------------------------
Net income (loss)                                 $  9,078        $  (629)          $  326             $273           $  9,048
                                                  ==============================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         SIX MONTHS ENDED MAY 2, 1999
                                  (Unaudited)

                                         PARENT      GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                   COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ----------------------------------------------------------------------
Net sales                               $142,341      $  6,467        $2,818            $  -        $151,626
Cost of sales                             61,725         3,820         1,241                          66,786
                                        ----------------------------------------------------------------------
Gross profit                              80,616         2,647         1,577               -          84,840
Selling, general and administrative
 expenses                                 55,601         4,560         1,604               -          61,765
                                        ----------------------------------------------------------------------
Operating income (loss)                   25,015        (1,913)          (27)              -          23,075
Other income/(expense)                     1,192          (392)           31              (1)            830
                                        ----------------------------------------------------------------------
Income (loss) before income taxes         26,207        (2,305)            4              (1)         23,905
Income taxes                              10,756          (945)            2                           9,813
                                        ----------------------------------------------------------------------
Income (loss) before equity in loss
 of consolidated subsidiaries             15,451        (1,360)            2              (1)         14,092
Equity in loss of consolidated
 subsidiaries                               (681)            -             -             681               -
                                        ----------------------------------------------------------------------
Net income (loss)                       $ 14,770      $ (1,360)       $    2            $680        $ 14,092
                                        ======================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
            SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2000
                              (UNAUDITED)

                                                 PARENT    GUARANTOR      NON-GUARANTOR
(Amounts in thousands)                           COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                 -----------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                       $  9,078      $(629)       $ 326           $ 273        $  9,048
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Depreciation and amortization                  6,329         79          111                           6,519
     Amortization of discount on
      12.5% notes due 2009                             70                                                      70
     Amortization of deferred loan
      costs                                         1,311                                                   1,311
     Loss on disposal of property
      and equipment                                    33                                                      33
     Partnership losses                                90                                                      90
     Minority interest in income of
      consolidated subsidiaries                         -                                      30              30
     Book value in excess of purchase
      price of minority interest in
      Japan subsidiary                               (495)                                                   (495)
     Equity in loss of consolidated
      subsidiaries                                    303                                    (303)              -
Cash provided by (used in) changes
 in operating assets and liabilities
     Accounts receivable                            4,950         64          282                           5,296
     Intercompany receivables (net)                  (456)     1,016         (560)                              -
     Inventories                                     (923)       195          350                            (378)
     Other current assets                             295         12                                          307
     Other assets                                    (188)       (45)         131                            (102)
     Accounts payable                                (229)                                                   (229)
     Accrued expenses                               1,479       (149)          44                           1,374
     Accrued interest expense                      (3,240)                                                 (3,240)
     Income taxes payable                            (824)      (446)         116                          (1,154)
                                                 -----------------------------------------------------------------
          Net cash provided by
           operating activities                    17,583         97          800               -          18,480
                                                 -----------------------------------------------------------------
INVESTING ACTIVITIES:

     Proceeds from sale of property
      and equipment                                    13                                                      13
     Purchases of property and equipment           (9,930)       (53)         (96)                        (10,079)
     Purchase of minority interest in
      Japan subsidiary                               (229)                                                   (229)
     Purchase of foreign trademark                    (70)                                                    (70)
     Sale of short-term investments                     7                                                       7
     Capital contributions to partnership            (130)                                                   (130)
     Capital contributions from partnership           104                                                     104
                                                 -----------------------------------------------------------------
          Net cash used in investing
           activities                             (10,235)       (53)         (96)              -         (10,384)
                                                 -----------------------------------------------------------------
FINANCING ACTIVITIES:

     Principle payments of long-term debt         (21,446)                   (212)                        (21,658)
     Proceeds from issuance of long-term debt           -                      49                              49
     Recapitalization costs                           (19)                                                    (19)
     Financing fees and expenses                     (133)                                                   (133)
                                                 -----------------------------------------------------------------
          Net cash used in financing
           activities                             (21,598)         -         (163)              -         (21,761)
                                                 -----------------------------------------------------------------
Effect of exchange rate changes                      (109)                   (123)                           (232)
Unrealized loss on securities                          (7)                                                     (7)
                                                 -----------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                     (14,366)        44          418               -         (13,904)
Beginning balance, cash and cash
 equivalents                                       32,245         80          119                          32,444
                                                 -----------------------------------------------------------------
Ending balance, cash and cash equivalents        $ 17,879     $  124        $ 537           $   -        $ 18,540
                                                 =================================================================
Supplemental disclosures of cash flow
 information:
     Cash received during the year for
      interest income                            $    744                                                $   744
                                                =================================================================
     Cash paid during the year for:
          Interest expense                       $ 17,959                   $   4                       $ 17,963
                                                =================================================================
          Income taxes                           $  7,766                                               $  7,766
                                                =================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
                SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOWS
                         SIX MONTHS ENDED MAY 2, 1999
                                  (UNAUDITED)

                                                                  PARENT    GUARANTOR     NON-GUARANTOR
                                                                 COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
(Amounts in thousands)                                           -------------------------------------------------------------------
OPERATING ACTIVITIES:
Net Income                                                       $14,770   $  (1,360)           $   2           $ 680       $14,092
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                 6,540          83               64                         6,687
     Loss on disposal of property and equipment                      (81)        437                                            356
     Partnership losses                                              137                                                        137
     Minority interest in loss of consolidated
            subsidiaries                                              (1)                                           1             -
     Equity in loss of consolidated subsidiaries                     681                                         (681)            -
Cash provided by (used in) changes in operating assets
      and liabilities
     Accounts receivable                                             748        (105)             223                           866
     Intercompany receivables (net)                               (1,159)      1,018              141                             -
     Inventories                                                    (385)      1,985              (11)                        1,589
     Other current assets                                           (296)         68                                            228
     Other assets                                                   (391)                         119                          (272)
     Accounts payable                                             (4,052)                                                    (4,052)
     Accrued expenses                                                218          76              203                           497
     Income taxes payable                                          4,626        (946)             (61)                        3,619
                                                                 -------------------------------------------------------------------
          Net cash provided by operating activities               21,355       1,256              680               -        23,291
                                                                 -------------------------------------------------------------------
INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                    120                                                        120
     Purchases of property and equipment                          (6,520)     (1,033)            (317)                       (7,870)
     Purchase of short-term investments                              (19)                                                       (19)
     Capital distributions from partnership                           53                                                         53
                                                                 -------------------------------------------------------------------
          Net cash used in investing activities                   (6,366)     (1,033)            (317)              -        (7,716)
                                                                 -------------------------------------------------------------------
FINANCING ACTIVITIES:
     Principle payments of long-term debt                             -                          (123)                         (123)
     Issuance of common stock                                         55                                                         55
     Cash dividends paid                                            (829)                                                      (829)
                                                                 -------------------------------------------------------------------
          Net cash used in financing activities                     (774)          -             (123)              -          (897)
                                                                 -------------------------------------------------------------------
Effect of exchange rate changes                                      (95)                         (81)                         (176)
Unrealized loss on securities                                          -                                                          -
Net increase in cash and cash equivalents                          14,120        223              159               -        14,502
Beginning balance, cash and cash equivalents                       14,096        155               86                        14,337
                                                                 ===================================================================
Ending balance, cash and cash equivalents                         $28,216 $      378            $ 245           $   -       $28,839
                                                                 ===================================================================
Supplemental disclosures of cash flow information:
     Cash received during the year for interest income            $   595                                                      $595
                                                                 ===================================================================
     Cash paid during the year for:
          Interest expense                                        $     6                                                    $    6
                                                                 ===================================================================
          Income taxes                                            $ 7,576                                                   $ 7,576
                                                                 ===================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:



                                                                    Percent of Net Sales                     Percent of Net Sales
                                                                    Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                                      ("Second Quarter")                         ("Six Months")
                                                                -------------------------------       ------------------------------

                                                                 April 30,         May 2,                April 30,        May 2,
                                                                    2000            1999                   2000            1999
                                                                -------------   ---------------       --------------  --------------


Net sales......................................................      100.0%           100.0%              100.0%           100.0%
Cost of sales..................................................       41.2             42.1                42.6             44.0
                                                                -------------   ---------------       --------------  --------------

Gross profit...................................................       58.8             57.9                57.4             56.0
Selling, general and administrative expenses...................       39.1             40.4                38.6             40.7
                                                                -------------   ---------------       --------------  --------------

Operating income...............................................       19.7             17.5                18.8             15.3
Interest expense...............................................        9.3               --                 9.8               --
Other income...................................................        0.5              0.5                 0.5              0.5
                                                                -------------   ---------------       --------------  --------------

Income before income taxes.....................................       10.9             18.0                 9.5             15.8
Income taxes...................................................        4.7              7.4                 4.0              6.5
                                                                -------------   ---------------       --------------  --------------

Net income.....................................................        6.2%            10.6%                5.5%             9.3%
                                                                =============   ===============       ==============  ==============


Second Quarter Fiscal 2000 Compared to Second Quarter Fiscal 1999

   Net sales for the second quarter of fiscal 2000 increased by $6,948,000, or 8.9% over the second quarter of fiscal 1999. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $7,262,000, due in part to increased sales at a number of the retail boutiques, including significant increases for the boutiques located in New York City, Las Vegas and Palm Beach, Florida, and the addition of two retail boutiques and one outlet store since the beginning of the second quarter of fiscal 2000 and (ii) an increase in sales of the Sport product line to existing domestic retail customers of approximately $1,985,000. These increases in net sales were offset by a decrease in net sales for St. John Home ("Home"), due to the closure of three stores and the transfer of one store to the former joint venture partner during the second quarter of fiscal 1999. Net sales increased primarily as a result of increased unit sales of various product lines.

  Gross profit for the second quarter of fiscal 2000 increased by $4,821,000, or 10.6% as compared with the second quarter of fiscal 1999, and increased as a percentage of net sales to 58.8% from 57.9%. This increase in the gross profit margin was primarily the result of an increase in the gross margin for the retail boutiques due to a decrease in the point of sale markdowns and an increase in the gross margin for the Sport product line reflecting an improvement in manufacturing efficiency.

   Selling, general and administrative expenses for the second quarter of fiscal 2000 increased by $1,709,000, or 5.4% over the second quarter of fiscal 1999, and decreased as a percentage of net sales to 39.1% from 40.4%. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to non-recurring expenses totaling approximately $1.7 million incurred during the second quarter of fiscal 1999 related to the closure of the three Home stores and transfer of one Home store to the former joint venture partner and the corresponding reduction in selling, general and administrative expenses. This decrease was offset by non-recurring costs incurred during the second quarter of fiscal 2000 related to the litigation involving the mergers totaling approximately $1.2 million and costs incurred to repair the corporate airplane of $1.0 million.

   Operating income for the second quarter of fiscal 2000 increased by $3,112,000, or 22.8% over the second quarter of fiscal 1999. Operating income as percentage of net sales increased to 19.7% from 17.5% during the same period. This increase in the operating income as a percentage of net sales was due to an increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales.

   Interest expense for the second quarter of fiscal 2000 increased by $7,926,000 over the second quarter of fiscal 1999. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred during the third quarter of fiscal 1999 in connection with the completion of the mergers in July 1999.

First Six Months Fiscal 2000 Compared to First Six Months Fiscal 1999

   Net sales for the first six months of fiscal 2000 increased by $13,148,000, or 8.7% over the first six months of fiscal 1999. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $13,101,000, due in part to increased sales at a number of the retail boutiques, including significant increases at the boutiques located in New York City, Las Vegas and Palm Beach, Florida, and the addition of two retail boutiques and one outlet store since the beginning of fiscal 2000 and (ii) an increase in sales of the Sport product line to existing domestic retail customers of approximately $3,437,000. These increases in net sales were offset by a decrease in net sales for St. John Home, due to the closure of three stores and the transfer of one store to the former joint venture partner during the second quarter of fiscal 1999. Net sales increased primarily as a result of increased unit sales of various product lines.

   Gross profit for the first six months of fiscal 2000 increased by $9,819,000, or 11.6% as compared with the first six months of fiscal 1999, and increased as a percentage of net sales to 57.4% from 56.0%. This increase in the gross profit margin was primarily the result of an increase in the gross margin for the retail boutiques due to a decrease in the point of sale markdowns and an increase in the gross margin for the Sport product line reflecting an improvement in manufacturing efficiency.

   Selling, general and administrative expenses for the first six months of fiscal 2000 increased by $1,965,000, or 3.2% over the first six months of fiscal 1999, and decreased as a percentage of net sales to 38.6% from 40.7%. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to (i) non-recurring expenses totaling approximately $1.7 million incurred during the second quarter of fiscal 1999 related to the closure of the three Home stores and transfer of one Home store to the former joint venture partner, (ii) a decrease in costs of promoting and marketing the Company's product line to its major customers of approximately $1.4 million and
(iii) the reduction in selling, general and administrative expenses related to the closure of the three Home stores and the transfer of one Home store to the former joint venture partner during the second quarter of fiscal 1999. This decrease was offset by non-recurring costs incurred during the first six months of fiscal 2000 related to the litigation involving the mergers totaling approximately $1.4 million and costs incurred to repair the corporate airplane of $1.0 million.

   Operating income for the first six months of fiscal 2000 increased by $7,855,000, or 34.0% over the first six months of fiscal 1999. Operating income as percentage of net sales increased to 18.8% from 15.3% during the same period. This increase in the operating income as a percentage of net sales was due to the increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales.

   Interest expense for the first six months of fiscal 2000 increased by $16,154,000 over the first six months of fiscal 1999. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred during the third quarter of fiscal 1999 in connection with the completion of the mergers in July 1999.

Liquidity and Capital Resources

   The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 2000, cash provided by operating activities was $18,480,000. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund a decrease in accrued interest expense. Cash used in investing activities was $10,384,000 during the first six months of fiscal 2000. The principal use of cash in investing activities was for the purchase of 12 electronic knitting machines, the construction of improvements for a new manufacturing facility located in Irvine, California, the construction of leasehold improvements for a new boutique location in Hawaii and the purchase of a condominium located in New York City. Cash used in financing activities was $21,761,000 during the first six months of fiscal 2000, primarily used to fund prepayments made on the senior secured debt of $20 million.

   The Company anticipates purchasing property and equipment of approximately $14 million during the remainder of fiscal 2000. The estimated $14 million will be used principally for the purchase of electronic knitting machines, upgrades to the Company's computer systems, the construction of improvements for a new corporate headquarters in Irvine, California, the expansion of the boutique location in Palm Desert, California and the construction of leasehold improvements for one additional retail boutique.

   As of April 30, 2000, the Company had approximately $68,431,000 in working capital and $18,558,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 1.25% (9.0% at April 30, 2000) or a Eurodollar rate plus 2.25%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of April 30, 2000, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash primarily in a money market fund and investment grade commercial paper.

   Total debt outstanding decreased $21,539,000 to $268,346,000 at April 30, 2000. The Company's outstanding debt is comprised of bank borrowings of $169,615,000 and senior subordinated notes of $98,731,000.

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

  The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $38,761,000 and $32,317,000 for the first six months of fiscal 2000 and 1999, respectively, and $21,136,000 and $19,280,000 for the second quarter of fiscal 2000 and 1999, respectively. The credit agreement is filed as Exhibit (a)(1) to the Company's Amendment No. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Year 2000

   The Company undertook many actions intended to assure that its computer systems and other equipment were capable of functioning in, and processing for, the Year 2000 and beyond. These actions were generally described in the Company's report on Form 10-Q for the quarter ended August 1, 1999. The Company implemented a program intended to address, on a timely basis, "Year 2000 Readiness" (the need for computer applications and other systems used by the Company to function in and after the Year 2000 and to recognize and properly perform date sensitive functions involving dates after December 31, 1999).

   As of June 12, 2000, the Company has not experienced any material consequences of failure of Year 2000 Readiness, either by the Company, its suppliers, or its customers. However, Year 2000 Readiness has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 ready.

   The Company's Year 2000 costs were approximately $716,000.

Forward Looking Statements

  This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 2000, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility and (iii) the Company's anticipation that it will not pay cash dividends on its common stock in the future.

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

  The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are typically entered into at the time the Company prices its products. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro and the British pound. At April 30, 2000, the Company had contracts maturing through July 31, 2000 to sell 1.2 million Euros at a rate of 0.94 U.S. dollars to the Euro.

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

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

  The Company is party to certain legal proceedings, which are described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Securities and Exchange Commission on January 28, 2000. During the second quarter of fiscal 2000, the following material developments occurred with respect to certain of these legal proceedings.

Securities Fraud Class Action

  The settlement which was reached on January 23, 2000, between the Company and Binary Traders, Inc. received final approval from the court on April 24, 2000.

Litigation Regarding The Mergers

  The Company announced on June 9, 2000 that it reached an agreement to settle the class action shareholders' lawsuit arising from the mergers. The terms of the settlement agreement, which remains subject to final court approval, calls for payment of $13.75 million to the Company's former public shareholders and their attorneys. Nearly all of this payment will be funded by the Company's insurance carriers. Additionally, in the event of a future sale, merger or public offering of the Company, the Company has agreed to provide these former shareholders with an opportunity to receive a specified percentage of proceeds from such an event under certain limited circumstances. The court preliminarily approved the settlement on June 12, 2000 and set a hearing to consider final approval on August 1, 2000.


Item 5.  Other Information

Affiliate Purchases of Company Securities

  The Company has been informed by certain stockholders and officers who are affiliates of the Company that they may, from time to time, purchase outstanding debt or equity securities of the Company from existing holders pursuant to customary transactions, to the extent permitted under applicable federal and state laws.

Extension of Employment Agreement

  The Board of Directors has approved the extension of the employment agreement between the Company and Robert E. Gray for one additional year to expire on May 31, 2001. The previous amended and restated employment agreement is filed as
Exhibit 10.14 to the Company's annual report on Form 10-K for the year ended October 31, 1999. The amendment reflecting the extension has not yet been executed by the parties.


Item 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits required by Item 601 of Regulation S-K.

   None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



June 12, 2000                ST. JOHN KNITS INTERNATIONAL, INCORPORATED


                               By:                  /s/Bob Gray
                                   ------------------------------------------
                                                     Bob Gray
                                             Chairman of the Board and
                                              Chief Executive Officer


                               By:              /s/Roger G. Ruppert
                                   ------------------------------------------
                                                 Roger G. Ruppert
                                         Senior Vice President - Finance,
                                              Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit                                                            Sequentially
 Number                       Description of Exhibit               Numbered Page
 ------                       -----------------------              -------------
  27.1          Financial Data Schedule