Form 10-Q
period 2000-07-30
ST JOHN KNITS INTERNATIONAL INC
filed 2000-09-13
CIK 1080280

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 30, 2000

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

                       Commission File Number 333-73107



                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                           52-2061057
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification Number)
                  Organization)

   17622 Armstrong Avenue, Irvine, California                            92614
    (Address of Principal Executive Offices)                           (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (949) 863-1171

          -----------------------------------------------------------

17422 Derian Avenue, Irvine, California                                  92614
(Former address of Principal Executive Offices)                        (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No _____

The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,174 shares as of September 12, 2000.

================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                        A S S E T S                                            July 30,              October 31,
                                        -----------                                              2000                   1999
                                                                                           ----------------    -------------------
Current assets:                                                                                (unaudited)
  Cash and cash equivalents.............................................................      $  19,227,853          $  32,443,815
  Investments...........................................................................             17,851                 25,412
  Accounts receivable, net..............................................................         29,716,142             33,562,573
  Inventories...........................................................................         47,056,217             43,521,734
  Deferred income tax benefit...........................................................          7,678,272              7,678,272
  Other.................................................................................          2,455,297              2,634,127
                                                                                              -------------          -------------
     Total current assets...............................................................        106,151,632            119,865,933
                                                                                              -------------          -------------
Property and equipment:
  Machinery and equipment...............................................................         56,784,167             51,242,600
  Leasehold improvements................................................................         36,134,333             32,856,047
  Buildings.............................................................................         22,919,880             17,913,064
  Furniture and fixtures................................................................          8,049,843              6,868,556
  Land..................................................................................          7,449,577              5,786,857
  Construction in progress..............................................................          1,640,463              4,132,267
                                                                                              -------------          -------------
                                                                                                132,978,263            118,799,391
  Less--Accumulated depreciation and amortization.......................................         57,489,020             49,211,044
                                                                                              -------------          -------------
                                                                                                 75,489,243             69,588,347
                                                                                              -------------          -------------
Deferred financing costs................................................................         12,833,696             14,585,755
Other assets............................................................................          4,654,245              2,770,219
                                                                                              -------------          -------------
                                                                                              $ 199,128,816          $ 206,810,254
                                                                                              =============          =============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                          -------------------------------------

Current liabilities:
  Accounts payable......................................................................      $   7,243,545          $   6,805,079
  Accrued expenses......................................................................         14,499,615             11,275,809
  Current portion of long-term debt.....................................................          5,263,562              2,564,352
  Accrued interest expense..............................................................          5,321,947              7,661,434
  Dividends payable.....................................................................          4,312,848              1,228,472
  Income taxes payable..................................................................            146,860              1,190,888
                                                                                              -------------          -------------
     Total current liabilities..........................................................         36,788,377             30,726,034
Long-term debt, net of current portion..................................................        262,934,515            287,321,021
                                                                                              -------------          -------------
     Total liabilities..................................................................        299,722,892            318,047,055
                                                                                              -------------          -------------
Minority interest.......................................................................                 --                693,391
                                                                                              -------------          -------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
    shares, issued and outstanding--250,000 shares......................................         25,000,000             25,000,000
                                                                                              -------------          -------------

Stockholders' deficit:
  Common stock, par value $0.01 per share: Authorized--10,000,000 shares, issued and
    outstanding--6,546,174 shares.......................................................             65,462                 65,462
  Unrealized loss on securities.........................................................            (36,138)               (28,261)
  Cumulative translation adjustment.....................................................            146,414                406,823
  Additional paid-in capital............................................................        147,141,194            147,141,194
  Accumulated deficit...................................................................       (272,911,008)          (284,515,410)
                                                                                              -------------          -------------
    Total stockholders' deficit.........................................................       (125,594,076)          (136,930,192)
                                                                                              -------------          -------------
                                                                                              $ 199,128,816          $ 206,810,254
                                                                                              =============          =============

                                 See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                --------------------------------------    -----------------------------------------
                                                     July 30,             August 1,             July 30,              August 1,
                                                       2000                 1999                  2000                  1999
                                                -----------------    -----------------    -------------------    ------------------
                                                              (unaudited)                                 (unaudited)
Net sales.......................................  $    83,401,372      $    70,309,453       $    248,174,489      $    221,935,006
Cost of sales...................................       34,014,897           30,595,866            104,129,214            97,381,765
                                                -----------------    -----------------    -------------------    ------------------
Gross profit....................................       49,386,475           39,713,587            144,045,275           124,553,241
Selling, general and administrative expenses....       31,654,590           29,584,083             95,385,266            91,175,121
Transaction fees and expenses...................               --           15,036,711                     --            15,211,711
                                                -----------------    -----------------    -------------------    ------------------
Operating income (loss).........................       17,731,885           (4,907,207)            48,660,009            18,166,409
Interest expense................................        7,856,341            2,041,068             24,013,919             2,045,341
Other income (expense)..........................          (27,820)             385,194                841,569             1,220,441
                                                -----------------    -----------------    -------------------    ------------------
Income (loss) before income taxes...............        9,847,724           (6,563,081)            25,487,659            17,341,509
Income tax provision (benefit)..................        4,187,158           (2,695,136)            10,779,423             7,117,259
                                                -----------------    -----------------    -------------------    ------------------
Net income (loss)...............................        5,660,566           (3,867,945)            14,708,236            10,224,250
                                                -----------------    -----------------    -------------------    ------------------
Comprehensive income (loss), net of tax:
     Foreign currency translation adjustments...          (16,241)              87,226               (150,275)              (16,550)
     Unrealized loss on securities..............             (550)              (1,589)                (4,546)               (1,660)
                                                -----------------    -----------------    -------------------    ------------------
Comprehensive income (loss).....................  $     5,643,775      $    (3,782,308)     $      14,553,415      $     10,206,040
                                                =================    =================    ===================    ==================


Net income (loss) per common share:
     Basic......................................  $          0.70      $         (0.29)     $            1.78      $           0.64
                                                =================    =================    ===================    ==================
     Diluted....................................  $          0.70      $         (0.29)     $            1.78      $           0.63
                                                =================    =================    ===================    ==================
Dividends per share.............................  $            --      $         0.025      $             --       $          0.075
                                                =================    =================    ===================    ==================
Shares used in the calculation of net income
 per share:
     Basic......................................        6,546,174           13,850,652              6,546,174            15,670,913
                                                =================    =================    ===================    ==================
     Diluted....................................        6,546,174           13,850,652              6,546,174            16,042,501
                                                =================    =================    ===================    ==================

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Thirty-Nine Weeks Ended
                                                                     -----------------------------------------------
                                                                        July 30, 2000              August 1, 1999
                                                                     -------------------       ---------------------
                                                                                      (unaudited)
Cash flows from operating activities:
   Net income....................................................           $ 14,708,236               $  10,224,250
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................              9,813,353                  10,805,599
     Amortization of discount on 12.5% notes due 2000............                104,954                       9,611
     Amortization of deferred loan costs.........................              1,884,653                     124,989
     Loss on disposal of property and equipment..................                349,427                     963,949
     Partnership losses..........................................                180,479                     184,594
     Minority interest in income of consolidated subsidiaries....                 30,254                         657
     Book value in excess of purchase price of minority interest
      in Japan subsidiary........................................               (495,188)                         --

     Decrease in accounts receivable.............................              3,846,431                   4,221,717
     (Increase) decrease in inventories..........................             (3,534,483)                    943,236
     Increase in prepaid income taxes............................                     --                  (1,858,530)
     (Increase) decrease in other current assets.................                178,830                    (144,553)
     Increase in other assets....................................               (192,511)                   (347,741)
     Increase (decrease) in accounts payable.....................                438,466                  (1,350,496)
     Increase (decrease) in accrued expenses.....................              3,223,806                    (385,483)
     Increase (decrease) in accrued interest expense.............             (2,339,487)                  2,032,651
     Decrease in income taxes payable............................             (1,044,028)                   (120,657)
                                                                     -------------------       ---------------------
         Net cash provided by operating activities...............             27,153,192                  25,303,793
                                                                     -------------------       ---------------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment................                 18,017                     175,500
     Purchase of property and equipment..........................            (15,906,772)                (10,757,801)
     Purchase of minority interest in Japan subsidiary...........               (228,457)                         --
     Purchase of foreign trademark...............................                (70,000)                         --
     Sale of short-term investments..............................                  7,561                   1,152,254
     Capital contributions to partnership........................             (2,115,415)                         --
     Capital distributions from partnership......................                138,500                     106,500
                                                                     -------------------       ---------------------
         Net cash used in investing activities...................            (18,156,566)                 (9,323,547)
                                                                     -------------------       ---------------------
Cash flows from financing activities:
     Proceeds from credit agreement..............................                     --                 190,000,000
     Proceeds from issuance of subordinated notes................                     --                  98,616,000
     Addition to long-term debt..................................                     --                   1,427,000
     Principal payments of long-term debt........................            (21,792,250)                   (169,710)
     Recapitalization............................................                (19,458)               (311,446,769)
     Issuance of common stock....................................                     --                     796,510
     Issuance of preferred stock.................................                     --                  25,000,000

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (continued)

                                                                                 Thirty-Nine Weeks Ended
                                                                   -------------------------------------------------
                                                                        July 30, 2000               August 1, 1999
                                                                   --------------------        ---------------------
                                                                                      (unaudited)
     Financing fees and expenses.................................              (132,594)                 (15,230,905)
     Dividends paid..............................................                    --                   (1,244,545)
                                                                   --------------------        ---------------------
         Net cash used in financing activities...................           (21,944,302)                 (12,252,419)
                                                                   --------------------        ---------------------
Effect of exchange rate changes..................................              (260,409)                     (28,050)
                                                                   --------------------        ---------------------
Unrealized loss on securities....................................                (7,877)                      (2,814)
                                                                   --------------------        ---------------------
Net increase (decrease) in cash and cash equivalents.............           (13,215,962)                   3,696,963
Beginning balance, cash and cash equivalents.....................            32,443,815                   14,336,872
                                                                   --------------------        ---------------------
Ending balance, cash and cash equivalents........................          $ 19,227,853                 $ 18,033,835
                                                                   ====================        =====================
Supplemental disclosures of cash flow information:
     Cash received during the thirty-nine weeks for interest
     income......................................................          $  1,068,347                 $    984,558
                                                                   ====================        =====================
     Cash paid during the thirty-nine weeks for:
            Interest expense.....................................          $ 24,363,777                 $      7,179
                                                                   ====================        =====================
            Income taxes.........................................          $ 11,841,466                 $ 10,455,685
                                                                   ====================        =====================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred
     stock.......................................................          $  3,084,376                 $    156,207
                                                                   ====================        =====================

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

  b. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were July 30, 2000 and August 1, 1999.

  c. Reclassifications

     Certain reclassifications have been made to the 1999 financial statements in order to conform with the current year presentation.

3. Dividends

     St. John paid approximately $1,245,000 in dividends to its shareholders during fiscal 1999 prior to the mergers. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

4. Earnings Per Share

    The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Under SFAS No. 128, basic earnings per share includes the weighted average number of common shares outstanding during the period and excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period. Antidilutive options totaling 534,360 and 363,680 were outstanding as of July 30, 2000 and August 1, 1999, respectively.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

  The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:

                                                              Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                    --------------------------------------    --------------------------------------
                                                       July 30, 2000        August 1, 1999       July 30, 2000       August 1, 1999
                                                    -----------------    -----------------    ------------------   -----------------
                                                                  (unaudited)                              (unaudited)
Net income (loss)....................................   $5,660,566          $(3,867,945)          $14,708,236         $10,224,250
Less:  preferred stock dividends.....................    1,061,386              156,207             3,084,376             156,207
                                                        ----------          -----------           -----------         -----------
Income (loss) allocated to common stockholders.......   $4,599,180          $(4,024,152)          $11,619,860         $10,068,043
                                                        ==========          ===========           ===========         ===========
Weighted average shares outstanding..................    6,546,174           13,850,652             6,546,174          15,670,913
                                                        ==========          ===========           ===========         ===========
Basic earnings (loss) per share......................   $     0.70          $     (0.29)          $      1.78         $      0.64
                                                        ==========          ===========           ===========         ===========
Add:  dilutive effect of stock options...............           --                   --                    --             371,588
                                                        ----------          -----------           -----------         -----------
Shares used to calculate diluted earnings per share..    6,546,174           13,850,652             6,546,174          16,042,501
                                                        ==========          ===========           ===========         ===========
Diluted earnings (loss) per share....................   $     0.70          $     (0.29)          $      1.78         $      0.63
                                                        ==========          ===========           ===========         ===========

5. Comprehensive Income

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" during the first quarter of fiscal 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

6. Inventories

     A summary of the components of inventories is as follows:


                                                July 30,        October 31,
                                                  2000             1999
                                              -----------      -----------
   Raw materials........................      $11,422,534      $11,940,108
   Work-in-process......................       10,556,642        6,847,155
   Finished products....................       25,077,041       24,734,471
                                              -----------      -----------
                                              $47,056,217      $43,521,734
                                              ===========      ===========

7. Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statement of operations, and statement of cash flows information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of July 30, 2000 and October 31, 1999, and for the three and nine months ended July 30, 2000 and August 1, 1999.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 30, 2000
                                  (Unaudited)

                                                               PARENT      GUARANTOR   NON-GUARANTOR
(Amounts in thousands)                                         COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             -----------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                       $  18,460        $   190         $  596                      $  19,246
Accounts receivable, net                                        28,256            214          1,246                         29,716
Inventories (1)                                                 44,111          1,406          1,539                         47,056
Deferred income tax benefit                                      7,678                             -                          7,678
Other                                                            2,347             91             18                          2,456
Intercompany accounts receivable                                 1,556                             -        (1,556)               -
                                                             -----------------------------------------------------------------------
Total current assets                                           102,408          1,901          3,399        (1,556)         106,152
Property and equipment, net                                     69,433          1,421          4,635                         75,489
Investment in subsidiaries                                      (2,355)                            -         2,355                -
Receivable from consolidated subsidiaries                       16,404                             -       (16,404)               -
Deferred financing costs                                        12,834                             -                         12,834
Other assets                                                     3,545            147            962                          4,654
                                                             -----------------------------------------------------------------------
     Total assets                                            $ 202,269        $ 3,469         $8,996      $(15,605)       $ 199,129
                                                             =======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                             $   6,850        $   202         $  191                      $   7,243
Accrued expenses                                                14,216            123            161                         14,500
Current portion of long-term debt                                4,981                           282                          5,263
Accrued interest expense                                         5,322                             -                          5,322
Dividends payable                                                4,313                             -                          4,313
Intercompany accounts payable                                                                  1,556        (1,556)               -
Income taxes payable                                             3,958         (4,097)           286                            147
                                                             -----------------------------------------------------------------------
Total current liabilities                                       39,640         (3,772)         2,476        (1,556)          36,788

Intercompany payable                                                           12,579          3,825       (16,404)               -
Long-term debt, net of current portion                         262,919                            16                        262,935
                                                             -----------------------------------------------------------------------
Total liabilities                                              302,559          8,807          6,317       (17,960)         299,723
Minority interest                                                                                  -                              -
Preferred stock                                                 25,000                             -                         25,000
Total stockholders' equity (deficit)                          (125,290)        (5,338)         2,679         2,355         (125,594)
                                                             -----------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)    $ 202,269        $ 3,469         $8,996      $(15,605)       $ 199,129
                                                             =======================================================================

(1)  Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 31, 1999

                                                               PARENT      GUARANTOR   NON-GUARANTOR
(Amounts in thousands)                                         COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             -----------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                       $  32,270     $    80         $   118      $      -         $ 32,468
Accounts receivable, net                                        31,575         302           1,686                         33,563
Inventories   (1)                                               39,701       1,917           1,876            28           43,522
Deferred income tax benefit                                      7,678                           -                          7,678
Other                                                            2,465         100              69                          2,634
Intercompany accounts receivable                                 1,484                           -        (1,484)               -
                                                             ----------------------------------------------------------------------
Total current assets                                           115,173       2,399           3,749        (1,456)         119,865
Property and equipment, net                                     63,061       1,500           5,027                         69,588
Investment in subsidiaries                                      (1,837)                          -         1,837                -
Receivable from consolidated subsidiaries                       16,112                           -       (16,112)               -
Deferred financing costs                                        14,586                           -                         14,586
Other assets                                                     1,399          88           1,283                          2,770
                                                             ----------------------------------------------------------------------
     Total assets                                            $ 208,494     $ 3,987         $10,059      $(15,731)        $206,809
                                                             ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Account payable                                              $   6,414     $   264         $   127      $      -         $  6,805
Accrued expenses                                                10,819         279             150            28           11,276
Current portion of long-term debt                                2,248                         316                          2,564
Acured interest expense                                          7,661                                                      7,661
Dividends payable                                                1,228                                                      1,228
Intercompany accounts payable                                        -                       1,484        (1,484)               -
Income taxes payable                                             4,435      (3,413)            169                          1,191
                                                             ----------------------------------------------------------------------
Total current liabilities                                       32,805      (2,870)          2,246        (1,456)          30,725


Intercompany payable                                                        11,244           4,868       (16,112)               -
Long-term debt, net of current portion                         287,082                         239                        287,321
                                                             ----------------------------------------------------------------------
Total liabilities                                              319,887       8,987           7,353       (17,568)         318,046

Minority interest                                                                              693                            693

Preferred stock                                                 25,000                           -                         25,000
Total stockholders' equity (deficit)                          (136,393)     (4,387)          2,013         1,837         (136,930)
                                                             ----------------------------------------------------------------------
    Total liabilities and stockholders' equity (deficit)     $ 208,494     $ 3,987         $10,059      $(15,731)        $206,809
                                                             ======================================================================

(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THIRTEEN WEEKS ENDED JULY 30, 2000
                                  (Unaudited)

                                                                                            NON-
                                                          PARENT        GUARANTOR         GUARANTOR
                                                          COMPANY      SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                       -----------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                                  $ 80,323     $ 1,176            $ 1,902        $  -          $ 83,401
Cost of sales                                                32,470         781                764                        34,015
                                                       -----------------------------------------------------------------------------
Gross profit                                                 47,853         395              1,138           -            49,386

Selling, general and administrative expenses                 29,778         944                932           -            31,654
                                                       -----------------------------------------------------------------------------
Operating income (loss)                                      18,075        (549)               206           -            17,732

Interest expense                                              7,856           -                  -           -             7,856
Other income/(expense)                                          (44)        (10)                26           -               (28)
                                                       -----------------------------------------------------------------------------
Income (loss) before income taxes                            10,175        (559)               232           -             9,848
Income taxes                                                  4,322        (238)               103           -             4,187
                                                       -----------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                   5,853        (321)               129           -             5,661
Equity in loss of consolidated subsidiaries                    (192)          -                  -           192               -
                                                       -----------------------------------------------------------------------------
Net income (loss)                                          $  5,661     $  (321)           $   129        $  192        $  5,661
                                                       =============================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THIRTEEN WEEKS ENDED AUGUST 1, 1999
                                  (Unaudited)

                                                                                          NON-
                                                         PARENT        GUARANTOR        GUARANTOR
                                                         COMPANY       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                     ------------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                                 $  67,617     $ 1,036         $  1,657      $    -        $ 70,310
Cost of sales                                                29,127         695              774                      30,596
                                                     -------------------------------------------------------------------------------
Gross profit                                                 38,490         341              883           -          39,714

Selling, general and administrative expenses                 41,720       1,991              910           -           44,621
                                                     -------------------------------------------------------------------------------
Operating income (loss)                                      (3,230)     (1,650)             (27)          -           (4,907)

Interest expense                                              2,041           -                -                        2,041
Other income/(expense)                                          552        (201)              34           -              385
                                                     -------------------------------------------------------------------------------
Income (loss) before income taxes                            (4,719)     (1,851)               7           -           (6,563)
Income taxes                                                 (1,936)       (761)               2                       (2,695)
                                                     -------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                  (2,783)     (1,090)               5           -           (3,868)
Equity in loss of consolidated subsidiaries                  (1,085)          -                -       1,085                -
                                                     -------------------------------------------------------------------------------
Net income (loss)                                         $  (3,868)    $(1,090)        $      5      $1,085        $  (3,868)
                                                     ===============================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THIRTY-NINE WEEKS ENDED JULY 30, 2000
                                  (Unaudited)

                                                                                            NON-
                                                     PARENT             GUARANTOR         GUARANTOR
                                                     COMPANY          SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   ---------------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                           $    238,187      $       3,864      $      6,123     $       -      $   248,174
Cost of sales                                             99,163              2,539             2,427                        104,129
                                                   ---------------------------------------------------------------------------------
Gross profit                                             139,024              1,325             3,696             -          144,045

Selling, general and administrative expenses              89,507              2,958             2,921             -           95,386
Operating income (loss)                                   49,517             (1,633)              775             -           48,659

Interest expense                                          24,014                                                              24,014
Other income/(expense)                                       818                 (1)               55           (30)             842
                                                   ---------------------------------------------------------------------------------
Income (loss) before income taxes                         26,321             (1,634)              830           (30)          25,487
Income taxes                                              11,088               (684)              375                         10,779
                                                   ---------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                               15,233               (950)              455           (30)          14,708
Equity in loss of consolidated subsidiaries                 (495)                 -                 -           495                -
                                                   ---------------------------------------------------------------------------------
Net income (loss)                                   $     14,738      $        (950)     $        455     $     465      $    14,708
                                                   =================================================================================

                ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    THIRTY-NINE WEEKS ENDED AUGUST 1, 1999

                                                                                             NON-
                                                         PARENT         GUARANTOR          GUARANTOR
                                                         COMPANY       SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                      ------------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                              $  209,957      $      7,503       $      4,475    $          -   $  221,935
Cost of sales                                              90,852             4,515              2,015                       97,382
                                                      ------------------------------------------------------------------------------
Gross profit                                              119,105             2,988              2,460               -      124,553

Selling, general and administrative expenses               97,321             6,551              2,514               -      106,386
Operating income (loss)                                    21,784            (3,563)               (54)              -       18,167

Interest expense                                            2,045                                                             2,045
Other income/(expense)                                      1,748              (593)                65              (1)       1,219
                                                      ------------------------------------------------------------------------------
Income (loss) before income taxes                          21,487            (4,156)                11              (1)      17,341
Income taxes                                                8,819            (1,706)                 4                        7,117
                                                      ------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                12,668            (2,450)                 7              (1)      10,224
Equity in loss of consolidated subsidiaries                (2,444)                -                  -           2,444            -
                                                      ------------------------------------------------------------------------------
Net income (loss)                                      $   10,224      $     (2,450)      $          7    $      2,443   $   10,224
                                                      ==============================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOWS
                     THIRTY-NINE WEEKS ENDED JULY 30, 2000
                                  (UNAUDITED)


                                                             PARENT     GUARANTOR    NON-GUARANTOR
                                                            COMPANY   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                         -------------------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net Income                                                $ 14,738    $       (950)  $         455   $        465    $      14,708
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              9,556              87             170                           9,813
  Amortization of discount on 12.5% notes due 2009             105                                                             105
  Amortization of deferred loan costs                        1,885                                                           1,885
  Loss on disposal of property and equipment                   349                                                             349
  Partnership losses                                           180                                                             180
  Minority interest in income of consolidated
       subsidiaries                                              -                                             30               30
  Book value in excess of purchase price of minority
       interest in Japan subsidiary                           (495)                                                           (495)
  Equity in loss of consolidated subsidiaries                  495                                           (495)               -
Cash provided by (used in) changes in operating assets
  and liabilities
  Accounts receivable                                        3,327              89             430                           3,846
  Intercompany receivables (net)                              (661)          1,334            (673)                              -
  Inventories                                               (4,383)            511             338                          (3,534)
  Other current assets                                         170               8               1                             179
  Other assets                                                (324)            (59)            191                            (192)
  Accounts payable                                             468                             (30)                            438
  Accrued expenses                                           3,433            (218)              9                           3,224
  Accrued interest expense                                  (2,339)                                                         (2,339)
  Income taxes payable                                        (474)           (684)            114                          (1,044)
                                                         -------------------------------------------------------------------------
          Net cash provided by operating activities         26,030             118           1,005              -           27,153
                                                         -------------------------------------------------------------------------
INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                  18                                                              18
  Purchases of property and equipment                      (15,781)             (8)           (118)                        (15,907)
  Purchase of minority interest in Japan subsidiary           (229)                                                           (229)
  Purchase of foreign trademark                                (70)                                                            (70)
  Sale of short-term investments                                 7                                                               7
  Capital contributions to partnership                      (2,115)                                                         (2,115)
  Capital distributions from partnership                       139                                                             139
                                                         -------------------------------------------------------------------------
          Net cash used in investing activities            (18,031)             (8)           (118)             -          (18,157)
                                                         -------------------------------------------------------------------------
FINANCING ACTIVITIES:

  Principle payments of long-term debt                     (21,535)                           (257)                        (21,792)
  Proceeds from issuance of long-term debt                       -                                                               -
  Recapitalization costs                                       (19)                                                            (19)
  Financing fees and expenses                                 (133)                                                           (133)
                                                         -------------------------------------------------------------------------
          Net cash used in financing activities            (21,687)              -            (257)             -          (21,944)
                                                         -------------------------------------------------------------------------
Effect of exchange rate changes                               (107)                           (153)                           (260)
Unrealized loss on securities                                   (8)                                                             (8)
                                                         -------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (13,803)            110             477              -          (13,216)
Beginning balance, cash and cash equivalents                32,245              80             119                          32,444
                                                         -------------------------------------------------------------------------
Ending balance, cash and cash equivalents                 $ 18,442    $        190   $         596   $          -    $      19,228
                                                         =========================================================================
Supplemental disclosures of cash flow information:
  Cash received during the year for interest income       $  1,068                                                   $       1,068
  Cash paid during the year for:                         =========================================================================

       Interest expense                                   $ 24,358                   $           6                   $      24,364
                                                         =========================================================================
       Income taxes                                       $ 11,565                   $         276                   $      11,841
Supplemental disclosure of noncash financing activity:   =========================================================================
  Dividends accrued on mandatorily redeemable preferred
       stock                                              $ 3,084                                                    $       3,084
                                                         =========================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOWS
                    THIRTY-NINE WEEKS ENDED AUGUST 1, 1999
                                  (UNAUDITED)

                                                             PARENT     GUARANTOR    NON-GUARANTOR
                                                            COMPANY   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                          --------------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net Income                                                $  10,224    $ (2,450)     $     7         $  2,443        $  10,224
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                           10,488         200          118                            10,806
     Amortization of discount on 12.5% notes due 2000             9                                                          9
     Amortization on deferred loan costs                        125                                                        125
     Loss on disposal of property and equipment                   7         957                                            964
     Partnership losses                                         185                                                        185
     Minority Interest                                            -                                         1                1
     Equity in income (loss) of consolidated subsidiaries     2,444                                    (2,444)               -
Cash provided by (used in) changes in operating assets
     and liabilities:
     Accounts receivable                                      4,330        (206)          98                             4,222
     Intercompany receivables (net)                          (3,025)      2,328          697                                 -
     Inventories                                               (958)      2,227         (326)                              943
     Prepaid income tax                                      (1,859)                                                    (1,859)
     Other current assets                                      (166)         22           (1)                             (145)
     Other assets                                              (441)        (23)         116                              (348)
     Accounts payable                                        (1,346)                      (4)                           (1,350)
     Accrued expenses                                          (388)                       3                              (385)
     Accrued interest expense                                 2,033           -                                          2,033
     Income taxes payable                                     1,659      (1,706)         (74)                             (121)
                                                          ---------------------------------------------------------------------
          Net cash provided by operating activities          23,321       1,349          634                -           25,304
                                                          ---------------------------------------------------------------------
INVESTING ACTIVITIES

     Proceeds from sale of property and equipment               176                                                        176
     Purchases of property and equipment                     (9,092)     (1,382)        (284)                          (10,758)
     Sale of short-term investments                           1,152                                                      1,152
     Capital distributions from partnership                     106                                                        106
                                                          ---------------------------------------------------------------------
          Net cash used in investing activities              (7,658)     (1,382)        (284)               -           (9,324)
                                                          ---------------------------------------------------------------------

FINANCING ACTIVITIES

     Proceeds from credit agreement                         190,000                                                    190,000
     Proceeds from issuance of subordinated notes            98,616                                                     98,616
     Addition to long-term debt                               1,427                                                      1,427
     Principle payments of long-term debt                         -                     (170)                             (170)
     Recapitalization                                      (311,447)                                                  (311,447)
     Issuance of common stock                                   797                                                        797
     Issuance of preferred stock                             25,000                                                     25,000
     Financing fees and expenses                            (15,231)                                                   (15,231)
     Dividends paid                                          (1,244)                                                    (1,244)
                                                          ---------------------------------------------------------------------
          Net cash used in financing activities             (12,082)          -         (170)               -          (12,252)
                                                          ---------------------------------------------------------------------
Effect of exchange rate changes                                 (21)                      (7)                              (28)
Unrealized loss on securities                                    (3)                                                        (3)
                                                          ---------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          3,557         (33)         173                -            3,697
Beginning Balance, cash and cash equivalents                 14,096         155           86                            14,337
                                                          ---------------------------------------------------------------------
Ending Balance, cash and cash equivalents                 $  17,653    $    122      $   259         $      -        $  18,034
                                                          =====================================================================
Supplemental disclosures of cash flow information:
     Cash received during the thirty-nine weeks for
      interest income                                     $     985                                                  $     985
                                                          =====================================================================
     Cash paid during the thirty-nine weeks for:
          Interest expense                                $       7                                                  $       7
                                                          =====================================================================
          Income taxes                                    $  10,456                                                  $  10,456
                                                          =====================================================================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable
      preferred stock                                     $     156                                                  $     156
                                                          =====================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                        Percent of Net Sales                 Percent of Net Sales
                                                                        Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                                         ("Third Quarter")                      ("Nine Months")
                                                               ------------------------------------   ------------------------------
                                                                            (unaudited)                           (unaudited)

                                                                  July 30,         August 1,         July 30,        August 1,
                                                                    2000            1999              2000            1999
                                                                   ------          ------            ------           -----
Net sales......................................................     100.0%          100.0%            100.0%          100.0%
Cost of sales..................................................      40.8            43.5              42.0            43.9
                                                                   ------          ------            ------           -----
Gross profit...................................................      59.2            56.5              58.0            56.1
Selling, general and administrative expenses...................      38.0            42.1              38.4            41.1
Transaction fees and expenses..................................        --            21.4                --             6.9
                                                                   ------          ------            ------           -----
Operating income (loss)........................................      21.2            (7.0)             19.6             8.1
Interest expense...............................................       9.4             2.9               9.7             0.9
Other income...................................................        --             0.5               0.4             0.5
                                                                   ------          ------            ------           -----
Income (loss) before income taxes..............................      11.8            (9.4)             10.3             7.7
Income tax provision (benefit).................................       5.0            (3.8)              4.3             3.2
                                                                   ------         -------            ------           -----
Net income (loss)..............................................       6.8%           (5.6)%             6.0%            4.5%
                                                                   ======          ======             ======          =====

Third Quarter Fiscal 2000 Compared to Third Quarter Fiscal 1999

   Net sales for the third quarter of fiscal 2000 increased by $13,092,000, or 18.6% over the third quarter of fiscal 1999. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $5,671,000, due in part to increased sales at a number of the retail boutiques, including significant increases for the boutiques located in Palm Desert, California and New York City, and the addition of four retail boutiques and one outlet store since the beginning of fiscal 2000 and (ii) an increase in sales to existing domestic retail customers of approximately $6,918,000, including an increase of $3,949,000 in sales of the Sport product line to these customers. Net sales increased primarily as a result of increased unit sales of various product lines.

   Gross profit for the third quarter of fiscal 2000 increased by $9,673,000, or 24.4% as compared with the third quarter of fiscal 1999, and increased as a percentage of net sales to 59.2% from 56.5%. This increase in the gross profit margin was primarily the result of an increase in the gross profit margin for the Knit division, due to an increase in the number of garments being manufactured and sold without a corresponding increase in the production costs and an improvement in manufacturing efficiency.

   Selling, general and administrative expenses for the third quarter of fiscal 2000 increased by $2,071,000, or 7.0% over the third quarter of fiscal 1999, and decreased as a percentage of net sales to 38.0% from 42.1%. This decrease in selling, general and administrative expenses as a percent of sales was primarily due to an increase in net sales without a corresponding increase in selling, general and administrative expenses.

   Transaction fees and expenses for the third quarter of fiscal 1999 represent costs directly associated with the completion of the mergers which are described above in footnote 1 of the Notes to Consolidated Financial Statements, including $13,792,000 of costs related to payments made to settle the Company's outstanding stock options.

   Operating income for the third quarter of fiscal 2000 increased by $22,639,000, to $17,732,000 from a loss of $4,907,000 reported in the third quarter of fiscal 1999. Operating income as a percentage of net sales increased to 21.2% from -7.0% during the same period. This increase in operating income as a percentage of net sales was primarily due to transaction fees and expenses which were recorded during the third quarter of fiscal 1999, and an increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales.

   Interest expense for the third quarter of fiscal 2000 increased by $5,815,000 over the third quarter of fiscal 1999. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred during the third quarter of fiscal 1999 in connection with the completion of the mergers in July 1999.


First Nine Months Fiscal 2000 Compared to First Nine Months Fiscal 1999

   Net sales for the first nine months of fiscal 2000 increased by $26,239,000, or 11.8% over the first nine months of fiscal 1999. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $18,771,000, due in part to increased sales at a number of the retail boutiques, including significant increases at the boutiques located in New York City, Palm Desert, California and Las Vegas, and the addition of four retail boutique and one outlet store since the beginning of fiscal 2000 and (ii) an increase in sales to existing domestic retail customers of approximately $9,459,000, including an increase of $7,386,000 in sales of the Sport product line to these customers. These increases in net sales were primarily offset by a decrease in net sales for St. John Home, due to the closure of three stores and the transfer of one store to the former joint venture partner during the second quarter of fiscal 1999. Net sales increased primarily as a result of increased unit sales of various product lines.

   Gross profit for the first nine months of fiscal 2000 increased by $19,492,000, or 15.7% as compared with the first nine months of fiscal 1999, and increased as a percentage of net sales to 58.0% from 56.1%. This increase in the gross profit margin was primarily due to (i) an increase in the gross profit margin for the Knit and Sport divisions, resulting from an increase in the number of garments being manufactured and sold without a corresponding increase in the production costs and an improvement in manufacturing efficiency and (ii) an increase in the gross margin for the retail boutiques due to a decrease in the point of sale markdowns.

   Selling, general and administrative expenses for the first nine months of fiscal 2000 increased by $4,210,000, or 4.6% over the first nine months of fiscal 1999, and decreased as a percentage of net sales to 38.4% from 41.1%. This decrease was primarily due to (i) the reduction in selling, general and administrative expenses related to the closure of three Home stores and the transfer of one Home store to the former joint venture partner during the second quarter of fiscal 1999, (ii) non-recurring expenses totaling approximately $1.7 million incurred during the second quarter of fiscal 1999 related to the closure of the three stores and transfer of one store to the former joint venture partner and (iii) a decrease in costs of promoting and marketing the Company's product line to its major customers of approximately $1.4 million. This decrease was offset by non-recurring costs incurred related to the litigation involving the mergers totaling approximately $1.5 million and costs incurred to repair the Company airplane of $1.0 million.

   Transaction fees and expenses for the first nine months of fiscal 1999 represent costs directly associated with the completion of the mergers which are described above in footnote 1 of the Notes to Consolidated Financial Statements, including $13,792,000 of costs related to payments made to settle the Company's outstanding stock options.

   Operating income for the first nine months of fiscal 2000 increased by $30,494,000, or 167.9% over the first nine months of fiscal 1999. Operating income as a percentage of net sales increased to 19.6% from 8.2% during the same period. This increase in the operating income as a percentage of net sales was primarily due to transaction fees and expenses which were recorded during the third quarter of fiscal 1999, and an increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales.

   Interest expense for the first nine months of fiscal 2000 increased by $21,969,000 over the first nine months of fiscal 1999. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred during the third quarter of fiscal 1999 in connection with the completion of the mergers in July 1999.

Liquidity and Capital Resources

   The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 2000, cash provided by operating activities was $ 27,153,000. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accrued expenses, while cash used in operating activities was primarily used to fund an increase in inventory and a decrease in accrued interest expense. Cash used in investing activities was $ 18,157,000 during the first nine months of fiscal 2000. The principal use of cash in investing activities was for the purchase of 16 electronic knitting machines, the construction of improvements for a new corporate headquarters in Irvine, California, the construction of improvements for a new manufacturing facility located in Irvine, California, the construction of leasehold improvements for a new boutique location in Hawaii and the purchase of a condominium located in New York City. Cash used in financing activities was $21,944,000 during the first nine months of fiscal 2000, primarily used to fund prepayments made on the senior secured debt of $20 million.

   The Company anticipates purchasing property and equipment of approximately $16 million during the remainder of fiscal 2000. The estimated $16 million will be used principally for the purchase of electronic knitting machines, upgrades to the Company's computer systems and the expansion of the boutique location in Palm Desert, California.

   As of July 30, 2000, the Company had approximately $69,363,000 in working capital and $19,246,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 1.25% (9.5% at July 30, 2000) or a Eurodollar rate plus 2.25%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of July 30, 2000, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash primarily in a money market fund and investment grade commercial paper.

   Total debt outstanding decreased $21,687,000 to $268,198,000 at July 30, 2000. The Company's outstanding debt is comprised of bank borrowings of $169,432,000 and senior subordinated notes of $98,766,000.

   The Company's primary ongoing cash requirements will be for debt service and capital expenditures. The Company's debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on its senior subordinated notes. The Company believes it will be able to finance its debt service and capital expenditure requirements for the foreseeable future with internally generated funds and funds available under the Company's revolving credit facility.

   St. John Knits International, Incorporated must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the Company from the Company's wholly owned subsidiaries that have guaranteed the Company's payment obligations under its senior subordinated notes. See footnote 7 to the Company's unaudited consolidated financial statements contained herein.

   The Company paid cash dividends of approximately $1,245,000 during fiscal 1999 prior to the mergers. The Company's ability to pay dividends is restricted by the terms of the Company's senior secured credit facilities and senior subordinated note indenture. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

  The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $59,800,000 and $47,309,000 for the first nine months of fiscal 2000 and 1999, respectively, and $21,168,000 and $15,004,000 for the third quarter of fiscal 2000 and 1999, respectively. The credit agreement is filed as Exhibit (a)(1) to the Company's Amendment No. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

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

  As of September 12, 2000, the Company has not experienced any material consequences of failure of Year 2000 Readiness, either by the Company, its suppliers, or its customers. However, Year 2000 Readiness has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 ready.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currencies. In order to reduce the effects of such fluctuations, under established procedures and controls, the Company enters into forward contracts. These contractual arrangements are placed with a major financial institution. The Company does not hold derivative financial instruments for trading. At July 30, 2000, the Company did not have any outstanding forward contracts.

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

  For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.7 million.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

  The Company was party to certain legal proceedings, which are described in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Securities and Exchange Commission on January 28, 2000 and to the Quarterly Reports on Form 10-Q for the periods ended January 30, 2000 and April 30, 2000. On August 1, 2000, the previously announced settlement of the class action shareholders lawsuit arising from the mergers received final approval from the court. On September 1, 2000, one of the plaintiffs in this lawsuit filed a notice of appeal from the judgment approving the settlement and the court order regarding application for attorney's fees.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

    10.1 First Amendment to Second Amended and Restated Employment Agreement, effective as of May 4, 2000, between Bob Gray and St. John Knits, Inc.

    10.2 First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Kelly A. Gray and St. John Knits, Inc.

    10.3 First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Marie St. John Gray and St. John Knits, Inc.

    10.4 Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan, executed May 15, 2000

    10.5 Amendment, dated May 15, 2000, to the Management Stockholders' Agreement dated as of September 21, 1999 among St. John Knits International, Incorporated, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the Management Investors

    27.1  Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 12, 2000           ST. JOHN KNITS INTERNATIONAL, INCORPORATED


                                  By:                 /s/Bob Gray
                                       -------------------------------------
                                                      Bob Gray
                                                Chairman of the Board and
                                                 Chief Executive Officer


                                  By:           /s/Roger G. Ruppert
                                       --------------------------------------
                                                Roger G. Ruppert
                                          Senior Vice President - Finance,
                                             Chief Financial Officer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX


   Exhibit
   Number                   Description of Exhibit
   ------                   ----------------------


    10.1 First Amendment to Second Amended and Restated Employment Agreement, effective as of May 4, 2000, between Bob Gray and St. John Knits, Inc.

    10.2 First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Kelly A. Gray and St. John Knits, Inc.

    10.3 First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Marie St. John Gray and St. John Knits, Inc.

    10.4 Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan, executed May 15, 2000

    10.5 Amendment, dated May 15, 2000, to the Management Stockholders' Agreement dated as of September 21, 1999 among St. John Knits International, Incorporated, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the Management Investors

    27.1  Financial Data Schedule