Form 10-K
period 2000-10-29
ST JOHN KNITS INTERNATIONAL INC
filed 2001-01-26
CIK 1080280

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended October 29, 2000

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

         17622 Armstrong Avenue
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____*
                                              ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

* The Registrant is not subject to the reporting requirements of Item 405.

         As of January 19, 2001, the Registrant had 6,546,174 shares of Common Stock outstanding, and the aggregate market value of Registrant's Common Stock held by nonaffiliates was $9,970,818 (based on the average bid and ask prices of the Common Stock on such date of $22.00 as reported on the OTC Bulletin Board quotation system).

================================================================================

                                     INDEX

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
                                                         PART I

ITEM 1.      Business.......................................................................................        3
ITEM 2.      Properties.....................................................................................       13
ITEM 3.      Legal Proceedings..............................................................................       14
ITEM 4.      Submission of Matters to a Vote of Security holders............................................       14
                                                        PART II
ITEM 5.      Market for the Registrant's Common Equity and Related Stockholder Matters......................       15
ITEM 6.      Selected Financial Data........................................................................       16
ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........       17
ITEM 7(a).   Quantitative and Qualitative Disclosures About Market Risk.....................................       22
ITEM 8.      Financial Statements and Supplementary Data....................................................       23
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........       23
                                                       PART III
ITEM 10.     Directors and Executive Officers of St. John Knits International, Incorporated.................       24
ITEM 11.     Executive Compensation.........................................................................       26
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.................................       29
ITEM 13.     Certain Relationships and Related Transactions.................................................       30
                                                         PART IV
ITEM 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............................      32

                                    PART I

Item 1.  BUSINESS

Overview

         St. John Knits International, Incorporated ("SJKI" and together with its subsidiaries, the "company") is a leading designer, manufacturer and marketer of fine women's clothing and accessories. The St. John name has been associated with high quality women's knitwear for nearly 40 years. The company's core knitwear product line consists of a collection of lifestyle clothing for women's business, evening and casual needs. The company manufactures its products primarily to order and distributes them on a highly selective basis through a group of upscale retailers with whom it has long-term relationships, as well as through company-owned stores.

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

         Collection. The company is best known for its Collection line
         ----------
         consisting of elegant ready-to-wear styles. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a tailored look. The Collection line also includes jackets, pants, skirts, coats and sweaters. All items in the line are sold as separates, including two-piece suit styles.

         Dressy. The Dressy line consists of dresses, theater suits and dressy
         ------
         separates. The look of the Dressy line is one of understated elegance enhanced by innovative touches, such as layers of transparent paillettes and sequins, embroidered sleeves or glittery collars and cuffs.

         Basics. The Basics line is comprised of products which are sold
         ------
         throughout the year and which generally do not vary by season. These products consist of classic jackets, skirts and pants that are an integral part of women's wardrobes, all in solid black, white or navy. Simplicity of design and color allows these products to be combined with any number of styles from any of the company's product lines and worn for daytime or dressed up for evening. Retailers' inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

         Couture. The Couture line is the company's most exclusive group of day
         -------
         and evening apparel and is produced in limited quantities. The day group includes dresses and two-piece suits which are designed with elegant embroidery. The evening group consists of two-piece suits and long gowns. Both groups are designed using colored paillettes and sequins.

 Sport. St. John Sport is a line of activewear which includes jackets, skirts, pants, tops and jeans and is targeted to the designer sportsware customer as well as our core knitwear customers. The line is manufactured primarily in the company's production facilities and includes various knit styles along with woven garnmets made from fabrics purchased in Italy.

 Griffith & Gray. Griffith & Gray includes suits, coats, dresses, separates and eveningwear. The line targets a slightly younger customer than the core Knitwear line. Approximately half of the line is manufactured in the company's facilities, including various knit styles. The balance of the line is manufactured by outside contractors located in Italy using high quality European woven fabrics. Commencing with the Fall 1999 line, Griffith & Gray is carried exclusively in our company-owned stores.

 Shoes. The St. John Shoe line consists of pumps, sling backs, loafers, boots and sandals, manufactured in Italy using high quality Italian leather. Shoes are designed to match the styles and colors of the Knitwear line.

 Accessories. The Accessories line is comprised of fashion jewelry, belts and handbags. All Accessories are color coordinated with the various fashion collections. Four collections of jewelry are produced each year.

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


                                                                                        Range of Suggested
         Product Line                               Selected Products                     Retail Prices
         ------------                               -----------------                     -------------
         Knitwear
             Collection           Dresses, Two-Piece Suits, Jackets, Pants, Skirts,         $350-$1,500
                                  Coats, Sweaters
             Dressy               Dresses, Theater Suits, Dressy Separates                  $650-$2,000
             Basics               Skirts, Jackets, Pants                                    $180-$  825
             Couture              Dresses, Gowns, Two-Piece Suits                           $900-$3,500
         Sport                    Jackets, Skirts, Pants, Tops, Jeans                       $ 95-$1,100
         Griffith & Gray          Suits, Coats, Dresses, Separates, Eveningwear             $200-$1,800
         Shoes                    Pumps, Sling Backs, Loafers, Boots, Sandals               $200-$  570
         Accessories              Jewelry,  Belts, Handbags                                 $ 50-$  545
         Fragrance                Perfume, Bath Products                                    $ 25-$  250

Sales by Division

     The following is a comparison of the net sales by division for the past three fiscal years (in 000's):



                                                                                                     Fiscal Years
                                                                                     ---------------------------------------------
                                                                                         2000            1999              1998
                                                                                         ----            ----              ----
         Knitwear....................................................................  $221,667          $208,997        $195,245
         Company-Owned Retail Stores.................................................   112,145            89,577          74,330
         Sport.......................................................................    27,669            11,870           9,416
         Jewelry ....................................................................     5,884             6,132           7,215
         Shoes.......................................................................     5,300             6,137           6,439
         St. John Home...............................................................     4,960             8,552           6,260
         Accessories.................................................................     3,260             1,799           1,481
         Griffith & Gray.............................................................     1,809             2,578           5,654
         Fragrance...................................................................     1,331             1,581           2,263
         Coat........................................................................        --               (18)/(1)/     1,446
         SJK.........................................................................        --              (646)/(1)/     9,011
         St. John Company, Ltd.......................................................     7,241             5,996           4,415
         St. John Asia, Ltd..........................................................     1,080               308              --
         Sales Elimination...........................................................   (55,887)          (48,692)        (45,275)
                                                                                       --------          --------        --------
         Total Net Sales.............................................................  $336,459          $294,171        $277,900
                                                                                       ========          ========        ========

----------
   (1)      The SJK and Coat lines were discontinued at the end of fiscal 1998.

Licenses

         The company has license agreements to manufacture and sell eyewear and coats under the St. John name. The eyewear line was launched during fiscal 1998. In February 1999, the company signed a licensing agreement to create a new line of women's coats. The new St. John Coat Collection offers the usual classic styles, elegance and superior quality which St. John customers have come to expect. The new line was launched in August 1999. Prior to the license agreement, the company's Coat Collection, consisting primarily of faux fur coats in various styles and colors, was manufactured in the company's factories using fabric imported from Europe.

         During fiscal 1999, the company cancelled its license agreement for the manufacture and sale of watches.

St. John Home

         The company operates three home furnishing stores, located in Scottsdale, Arizona, Costa Mesa, California and Palm Desert, California under the name St. John Home. The Palm Desert location was opened during January 2001. In addition, the company operates one St. John Home outlet store in Nevada. St. John Home stores sell upscale home furnishings and gift items. The company previously operated six home furnishing stores through a joint venture which was terminated in May 1999. Three of those stores were closed, and one was transferred to the joint venture partner.

Manufacturing

         The company has developed a vertically integrated manufacturing process which it believes is unique and critical to its success. During fiscal 2000, approximately 95% of the company's products were manufactured at the company's own facilities, while the remaining 5% were manufactured by outside contractors, primarily in Europe. The company twists and dyes its yarn, as well as knits, constructs, presses and finishes its knitwear products, in its seven facilities located in Southern California and one facility located in Mexico. The company manufactures its knitwear using its highly automated electronic knitting machines coupled with a skilled labor force. The company also manufactures its own jewelry and hardware for its products. Products not manufactured by the company principally consist of the Griffith & Gray and Shoe product lines as well as home furnishings, handbags, scarves, belts and fragrance.

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

         The manufacturing process begins with the twisting together of wool and rayon on the company's precision twisting machines in a proprietary process that produces the company's "Santana" yarn. The twisted yarn is transferred to the company's dye house for dyeing based on garment orders received. The dyed yarn is knit on the company's computerized electronic knitting machines and then cut, assembled and finished in the company's linking, seaming and hand finishing facilities. The company's jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers and pins. The company also manufactures many of its woven products, as well as blouses, jeans and certain scarves.

         During fiscal 1998, the company completed a new jewelry and garment hardware manufacturing facility in Mexico. This facility gives the company additional manufacturing capacity as well as the ability to lower the cost of certain labor-intensive jewelry and hardware components through reduced labor costs. In addition, workers at the Mexico facility cut and sew jeans and apply paillettes and sequins to some of the company's apparel products.

Quality Control

         The company has achieved its quality reputation by vertically integrating manufacturing processes and maintaining control over its operations. The expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the company's standards on a consistent and timely basis. The company's quality control program is designed to enable all finished goods to meet the company's standards, and includes inspection points throughout the manufacturing processes. During the manufacturing processes, every garment is individually inspected.

         As noted above, the company uses outside contractors primarily for the manufacturing of its shoes, handbags and certain woven products. The company has instituted procedures to maintain the quality of products manufactured by outside contractors.

Design

         The company designs its garments to be consistent with its classic, timeless style. To accomplish this goal, design teams reference the prior season's designs and patterns to establish a basis for the current season's lines. The design teams also work closely with the sales force to incorporate current consumer preferences into the season's line. Dye lots are kept consistent with prior years to enable consumers to augment their wardrobes over several seasons. Once design parameters for a particular item are established, the design teams work with the manufacturing group to plan construction details and hardware attachments, such as buttons, to ensure efficient manufacturing. The design staff has an average of ten years of experience with the company.

Distribution

         The company's products are distributed primarily through a select group of retail customers and the company's 23 boutiques, 10 outlet stores, three home furnishing stores and one home furnishing outlet.

Retail Customers. The company selectively distributes its products through some of the nation's leading upscale retailers, including Saks Fifth Avenue, Neiman Marcus and Nordstrom, each of which accounted for more than 10% of the company's net sales in fiscal 2000 (approximately 43% collectively) and have been customers of the company for approximately 25, 20 and 15 years, respectively. The company distributes its products to approximately 560 locations in the United States and internationally. Since the mid-1980s, the company has worked with these and certain other retail customers to create in-store boutiques, which are designated areas devoted exclusively to the company's products. Other significant customers of the company include Jacobson's, Macy's West, Lord & Taylor and select Marshall Field's and Dayton Hudson stores.

Company-Owned Stores. In order to diversify its product distribution and enhance name recognition, the company began opening its own retail boutiques in 1989 and currently operates 23 such boutiques. The boutiques showcase the company's entire line of products and have expanded the distribution and enhanced the brand awareness of its products. The company also operates 10 outlet stores. Unlike many of its competitors, the company does not expressly manufacture product for its outlets, instead utilizing the outlets to sell seconds, design samples and slow-moving inventory from the company's full-price boutiques. In addition, the company operates three home furnishing stores and one home furnishing outlet.

International. The company sells its products to retail customers in Asia, Europe, Canada and Mexico. In Asia, the company has established relationships with a number of highly qualified retailers, including Lane Crawford in Hong Kong and China and ShinSegae in South Korea, and is seeking to increase its penetration in these accounts. In Japan, the company operates a wholly owned subsidiary that distributes its products throughout Japan and operates a number of small retail stores and two in-hotel boutiques. The company's European efforts involve expanding and upgrading its relationships with high quality independent retail customers, principally in the United Kingdom, Germany, Belgium, Switzerland and the Netherlands. During fiscal 2000, international sales to retail customers and sales through the company's subsidiary in Japan accounted for approximately 7.4% of SJKI's net sales.

Financial Information About Segments

         The company has two reportable business segments, wholesale and retail sales. The company's wholesale sales business consists primarily of six divisions: Knitwear, Sport, Griffith & Gray, Shoes, Accessories and Fragrance. For fiscal 2000, retail sales were generated through the company's 22 St. John boutiques, 10 St. John outlet stores, two St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations. For segment information regarding net sales, operating profits and assets, see note 14 to the company's financial statements, included herein.

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

         The company's strategy is to sell its products to its retail accounts and to facilitate the sale of its products through to the ultimate consumer. The company employs a sales team, showroom personnel and customer service representatives. The sales team is currently comprised of 22 U.S. and five international field representatives. The sales team establishes and maintains in-store boutique presentations, develops close working relationships with store management and trains key sales people to be St. John specialists. The St. John specialists at certain key retail accounts are eligible for the company's incentive rewards. In addition, the company's customer service representatives monitor computerized information on each store's sales and styles sold in an effort to track and increase sales.

         In order to promote its upscale image, the company advertises in both national and international fashion magazines, including Vanity Fair, Vogue, Elle and Harper's. In fiscal 2000, the company spent approximately $13.3 million on advertising. Management believes that this advertising approach enhances the company's image. The company's advertising features Kelly Gray as its Signature Model. The company also designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual retailers. Distribution is usually limited to target repeat purchasers or those who meet the company's consumer profile.

Raw Materials and Suppliers

         The company's primary raw materials in the production of its knitwear are wool and rayon. In fiscal 2000, the company purchased approximately $10.7 million of wool and approximately $3.3 million of rayon. The company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the company's primary U.S. spinner for a set quantity of wool based on the company's forecasted wool requirements for approximately one year. Multiple spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The company generally holds an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential supply interruptions. Rayon is available in raw or dyed form from various European and Japanese suppliers.

         In addition to wool and rayon, the company purchases yarn and fabric from various suppliers and has little difficulty in satisfying its requirements from Europe and Asia. Certain raw materials used in the manufacture of paillettes are purchased from a supplier in Europe. The company believes that there are limited sources for these items.

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

Trademarks

         The company owns and utilizes several trademarks, principal among which are St. John(R), St. John by Marie Gray(R), St. John Sport by Marie Gray (R) and Griffith & Gray(R). The company's principal marks are registered with the United States Patent and Trademark Office and in several other major jurisdictions in the world. The company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The company vigorously protects its trademarks against infringement.

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

Geographic Information

          The table below presents information related to the geographic areas in which the company operated during fiscal years 2000, 1999 and 1998 (in 000's):

                                                     Fiscal Years
                                        -------------------------------------
                                           2000          1999          1998
                                        ---------      --------      --------
Net sales:
     United States...................    $311,395      $269,701      $256,618
     Asia/(1)/.......................      15,284        13,344         9,877
     Europe/(1)/.....................       6,298         6,909         7,113
     Other/(1)/......................       3,482         4,217         4,292
                                         --------      --------      --------
                                         $336,459      $294,171      $277,900
                                         ========      ========      ========

(1) Sales for these geographic areas include sales made into the area directly from the United States and sales made in the area by subsidiaries of the company.

The Company

   SJKI

          SJKI became the parent company of St. John Knits, Inc., a California corporation ("St. John") and its subsidiaries as a result of mergers consummated in July 1999. Prior to the mergers, SJKI was a wholly owned subsidiary of St. John. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Agreement and Plan of Merger." SJKI was incorporated in Delaware during fiscal 1999. Prior to such time, SJKI was incorporated in Barbados as a "large FSC" under Section 922 of the Internal Revenue Code of 1986, as amended.


   St. John Knits, Inc.

          St. John Knits Inc., a California corporation, is a wholly owned subsidiary of SJKI and was incorporated during 1962.


   SJK International, Inc.

          SJK International, Inc. ("International") is a wholly owned subsidiary of St. John and, during fiscal 2000, acted as a foreign sales corporation for the company. International was incorporated during fiscal 1999 in Barbados as a "large FSC" under Section 922 of the Internal Revenue Code of 1986, as amended. International participates in certain of the company's foreign operations.

   St. John Company, Ltd.

          St. John Company, Ltd. is a wholly owned subsidiary of St. John which was incorporated during fiscal 1997 under the laws of Japan. St. John Company, Ltd. is licensed by the company to distribute the company's products in Japan. During fiscal 2000, St. John increased its ownership percentage in this subsidiary to 100% from 68% held previously.

   St. John Home Stores, LLC

        St. John Home Stores, LLC ("St. John Home"), a Delaware limited liability company, is a wholly owned subsidiary of St. John. St. John Home was formerly operated as Amen Wardy Home Stores, LLC, a 51 % owned subsidiary of St. John. The name and ownership change occurred during fiscal 1999.

   St. John Trademarks, Inc.

          St. John Trademarks, Inc. is a wholly owned subsidiary of St. John. St. John Trademarks, Inc. and St. John have entered into a partnership organized under the laws of Luxembourg to hold certain of the company's proprietary rights.

   St. John--Varian Development Company

         St. John--Varian Development Company, a 50 % owned joint venture between St. John and an unrelated third party, was formed during fiscal 1995. The joint venture owns a 175,000 square foot building located in Irvine which is leased to the company under a lease agreement expiring in 2010.

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

   St. John de Mexico SA de CV

         St. John de Mexico SA de CV is a wholly owned subsidiary of St. John which was incorporated during fiscal 1997 under the laws of Mexico. St. John de Mexico operates as a manufacturing entity within Mexico to assist in the production of the company's jewelry and hardware components. During fiscal 1998, St. John de Mexico began assisting in the application of sequins on certain of the company's product lines. During fiscal 2000, it also began assisting in the manufacturing of certain items in the Sport product line.

   St. John Asia, Ltd.

         St. John Asia, Ltd. is a wholly owned subsidiary of St. John which was incorporated during fiscal 1999 under the laws of Hong Kong. St. John Asia, Ltd. operates a retail boutique in Hong Kong.

Employees

         At October 29, 2000, the company had approximately 5,015 full-time employees, including six in executive positions, approximately 270 in design and sample production, 3,150 in production, 180 in quality control, 330 in retail, 80 in sales and advertising and the balance in clerical and office positions. In addition, the company had approximately 600 full-time employees working at the company's facility in Mexico, 35 working at St. John Home and 45 at St. John Company, Ltd. The company is not party to any labor agreements. The company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Risk Factors

Substantial Leverage and Debt Service. Our company is highly leveraged. As of October 29, 2000, we had total debt of approximately $267.4 million, of which approximately $167.0 million was senior debt, and a stockholders' deficit of approximately $117.6 million, which resulted from the recapitalization of the company in connection with the mergers consummated in July 1999. In addition, we may borrow money under our revolving credit facility which is intended to be used primarily for working capital. Subject to restrictions in our senior credit facilities and the indenture governing our senior subordinated notes, we may borrow more money for working capital, capital expenditures, acquisitions or other purposes.

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

     . some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

     . we may have a much higher level of debt than our competitors, which may put us at a competitive disadvantage and may reduce our flexibility in responding to changing business and economic conditions, including increased competition.

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

         During fiscal 2000 and 1999, net sales to our three largest retail customers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, totaled approximately 43% and 41% of net sales, respectively, and net sales to Saks Fifth Avenue, our largest retail customer, accounted for approximately 15% of net sales in each year. Although we have long-established relationships with many of our customers, we do not have any long-term sales agreements. The loss of or significant decrease in business from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

An increase in the price or a decrease in the availability of wool or rayon, our primary raw materials, could have a material adverse effect on our business. Our principal raw materials are wool and rayon. In fiscal 2000, we purchased approximately $10.7 million of wool and approximately $3.3 million of rayon. The price of wool and rayon may fluctuate significantly depending on world demand. We cannot assure that such fluctuation in the price of wool or rayon will not affect our business, financial condition and results of operations.

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

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States. We conduct international operations in Mexico, Europe, Asia and Canada. In fiscal 2000, approximately 7.4% of our sales occurred outside the United States, and approximately 5% of our products were manufactured abroad by third-party contractors. Any international operations will be subject to risks similar to those affecting our U.S. operations in addition to a number of other risks, including:

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

Backlog

         At October 29, 2000, the company had unfilled customer orders for the cruise/spring season of approximately $160 million compared with approximately $103 million as of October 31, 1999. Orders for the cruise/spring season are generally shipped during November through April. The company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Item 2.  PROPERTIES

         The principal executive offices of the company are located at 17622 Armstrong Avenue, Irvine, California 92614.


Company-owned Properties

         The general location, use and approximate size of the company-owned properties are set forth below. All of such properties are used in the company's wholesale business segment.

                                                                                                                   Approximate
                                                                                                                     Area in
                         Location                                                   Use                            Square Feet
                         --------                                                   ---                            -----------
Irvine, California......................................  Design Facility,  Sewing, Warehousing, Shipping             110,500
Tijuana, Mexico.........................................  Jewelry and Hardware Manufacturing, Sewing, Knitting         63,100
Irvine, California......................................  Knitting                                                     32,100
Van Nuys, California....................................  Assembling, Sewing                                           27,900
San Ysidro, California..................................  Assembling                                                   27,300
Irvine, California......................................  Corporate Headquarters, Showroom, Administrative             25,100
                                                          Offices
Irvine, California......................................  Knitting                                                     20,500

Leased Properties

         The general location, use, approximate size and lease expiration date of the company's principal leased properties are set forth below. All of such properties are used in the company's retail business segment except as noted.

                                                                                                    Approximate       Lease
                                                                                                      Area in      Expiration
                         Location                                            Use                    Square Feet       Date
                         --------                                           ----                    -----------       ----
Irvine, California/(1)// (2)/...........................  Knitting, Sewing, Finishing, Shipping,       175,000         7/10
                                                          Administrative Offices
Irvine, California/(2)/.................................  Twisting, Dyeing, Warehousing                 88,100         5/06
Alhambra, California/(2)/...............................  Assembling, Sewing                            41,000         8/06
Santa Ana, California/(2)/..............................  Jewelry and Hardware Manufacturing            25,000         5/04
Costa Mesa, California/(3)/.............................  Retail Boutique                               15,400         1/14
New York, New York/(2)/.................................  Showroom                                      12,300         6/11
New York, New York/(4)/.................................  Retail Boutique                                7,500         6/11
Beverly Hills, California...............................  Retail Boutique                                7,000         3/06
New York, New York/(4)/.................................  Retail Boutique                                6,200         6/11
Chicago, Illinois.......................................  Retail Boutique                                6,000         9/04
Las Vegas, Nevada.......................................  Retail Boutique                                5,600         1/09
Munich, Germany.........................................  Retail Boutique                                4,400         4/02

--------------

(1) The company leases this property from a general partnership in which St. John holds a 50 % interest.
(2)   This property is used in the company's wholesale business segment.
(3) This lease includes both the St. John and St. John Home boutiques which were opened during fiscal 1999.
(4) The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.

         As of October 29, 2000, annual base rents for the company's leased properties listed in the table above ranged from approximately $230,000 to $1,306,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

         The company believes that there are facilities available for lease in the event that either the productive capacities of the company's manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The company also leases space for 20 additional retail boutiques (including three that will open in fiscal 2001 or later), two additional showrooms, one additional administrative and warehouse facility, 10 outlet stores, two home furnishing stores and one home furnishing outlet store (aggregating approximately 232,000 square feet).

Item 3.   LEGAL PROCEEDINGS

Litigation Regarding the Mergers

          On June 9, 2000, the company reached an agreement to settle a class action shareholders' lawsuit arising from the mergers of the company that closed on July 7, 1999. The terms of the settlement agreement, which received final court approval on August 1, 2000, called for payment of $13.75 million to the company's former public shareholders and their attorneys. Nearly all of this payment was funded by the company's insurance carriers. Additionally, in the event of a future sale, merger or public offering of the company, the company has agreed to provide these former shareholders with an opportunity to receive a specified percentage of proceeds from such an event under certain limited circumstances. On September 1, 2000, one of the plaintiffs in this lawsuit filed a notice of appeal from the judgment approving the settlement and the court order regarding application for attorney's fees. Such appeal is still pending.

          The company is not a party to any other litigation which is individually or in the aggregate material to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

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


                                    Fiscal 2000            Fiscal 1999/(1)/
                                    -----------            ----------------
                Quarter           High       Low          High        Low
                -------           ----       ---          ----        ---
                Fourth           $28.00      $20.88       $24.50      $12.00
                Third             25.00       18.00
                Second            18.00       16.25
                First             16.00       14.50


---------
(1) As a result of the mergers consummated on July 7, 1999, 455,969 shares of SJKI were issued to former shareholders of St. John, other than the Grays. Prior to such time, SJKI was a wholly owned subsidiary of St. John.

         As of January 22, 2001, there were approximately 15 holders of record of SJKI's common stock.

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

                                                                                            Fiscal Year Ended
                                                                     ------------------------------------------------------------
                                                                     October 29,  October 31, November 1, November 2, November 3,
                                                                         2000        1999        1998        1997       1996
                                                                         ----        ----        ----        ----       ----
                                                                              (in thousands, except per share amounts)
Income Statement Data:
Net sales/(1)/......................................................   $336,459    $ 294,171  $ 277,900   $ 240,479   $ 201,888
Cost of sales.......................................................    141,097      130,131    120,883      99,545      88,871
                                                                       --------    ---------  ---------   ---------   ---------
Gross profit........................................................    195,362      164,040    157,017     140,934     113,017
Selling, general and administrative expenses/(1/)...................    123,251      114,884    102,965      82,923      67,322
Transaction fees and expenses.......................................         --       15,123         --          --          --
                                                                       --------    ---------  ---------   ---------   ---------
Operating income....................................................     72,111       34,033     54,052      58,011      45,695
Interest expense....................................................     31,787       10,224         --          42          --
Other income........................................................      1,000        1,197      1,369         755       1,355
                                                                       --------    ---------  ---------   ---------   ---------
Income before income taxes..........................................     41,324       25,006     55,421      58,724      47,050
Income taxes........................................................     17,511       10,317     22,001      24,300      19,929
                                                                       --------    ---------  ---------   ---------   ---------
Net income..........................................................   $ 23,813    $  14,689  $  33,420   $  34,424   $  27,121
                                                                       ========    =========  =========   =========   =========
Net income per common share-diluted/(2/)............................   $   3.00    $    0.98  $    1.94   $    2.01   $    1.59
                                                                       ========    =========  =========   =========   =========
Dividends per share/(2/)............................................   $     --    $   0.075  $    0.10   $    0.10   $    0.10
                                                                       ========    =========  =========   =========   =========
Weighted average shares outstanding-diluted/(2/)....................      6,546       13,669     17,235      17,134      17,016
                                                                       ========    =========  =========   =========   =========

                                                                                              As of
                                                                     ------------------------------------------------------------
                                                                     October 29,  October 31, November 1, November 2, November 3,
                                                                         2000        1999        1998         1997        1996
                                                                         ----        ----        ----         ----        ----
                                                                                        (in thousands)
Balance Sheet Data:
Working capital.....................................................  $  69,820   $   89,140   $  89,190  $   69,693   $ 49,628
Total assets........................................................    220,543      206,810     182,390     153,904    116,494
Long-term debt/(3)/.................................................    261,847      287,321         408          --         --
Mandatorily redeemable preferred stock..............................     25,000       25,000          --          --         --
Redeemable common stock.............................................     29,069       29,069          --          --         --
Stockholders' equity (deficit)......................................   (146,670)    (166,000)    161,574     130,680     97,093

-----------
(1) Certain reclasses have been made to the prior year balances to conform with the current year presentation.

(2) Net income per share, dividends per share and weighted average shares outstanding have been adjusted for the 2-for-1 stock split which occurred during the third quarter of fiscal 1996.

(3) The company increased its long-term debt and issued the redeemable preferred stock in connection with the mergers consummated in July 1999. In addition, the deficit in stockholders' equity was incurred in connection with the mergers.

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

         The aggregate cash consideration paid to company shareholders in connection with the mergers was approximately $448.7 million. The company financed the mergers with proceeds from senior secured credit facilities of $190.0 million, an equity contribution by Vestar/Gray Investors LLC of $146.5 million, a subordinated debt offering of $100.0 million and the issuance of preferred stock of $25.0 million. The transaction was recorded as a recapitalization. Expenses related to the new debt financing of approximately $15.2 million were recorded as deferred financing costs and are being amortized over the life of the related debt. Expenses related to the purchase of the company's outstanding stock of approximately $9.3 million were reflected as a reduction in retained earnings at October 31, 1999. Expenses totaling approximately $15 million were incurred during the third quarter of fiscal 1999 related to the mergers. These expenses were primarily related to payments made to settle the company's outstanding stock options in connection with the mergers.

Results of Operations

         The following table is derived from the company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                      Percentage of Net Sales
                                                                         Fiscal Year Ended
                                                                         -----------------
                                                              October 29,   October 31,   November 1,
                                                                 2000          1999          1998
                                                                 ----          ----          ----
Net sales..................................................     100.0%        100.0%        100.0%
Cost of sales..............................................      41.9          44.2          43.5
                                                                -----         -----         -----
Gross profit...............................................      58.1          55.8          56.5
Selling, general and administrative expenses...............      36.6          39.1          37.1
Transaction fees and expenses..............................        --           5.0            --
                                                                -----         -----         -----
Operating income...........................................      21.5          11.7          19.4
Interest expense...........................................       9.5           3.5            --
Other income...............................................       0.3           0.4           0.5
                                                                -----         -----         -----
Income before income taxes.................................      12.3           8.6          19.9
Income taxes...............................................       5.2           3.5           7.9
                                                                -----         -----         -----
Net income.................................................       7.1%          5.1%         12.0%
                                                                =====         =====         =====

Fiscal 2000 Compared to Fiscal 1999

         Net sales for fiscal 2000 increased by $42.3 million, or 14.4% over fiscal 1999. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $22.6 million, due in part to increased sales at a number of the retail boutiques, including significant increases at the boutiques located in New York City and Palm Desert, California, and the addition of four retail boutiques and one outlet store since the beginning of fiscal 2000 and (ii) an increase in sales to existing domestic retail customers of approximately $20.7 million, including an increase of $15.8 million in sales of the Sport product line to these customers. These increases in net sales were partially offset by a decrease in net sales for St. John Home of $3.6 million, due to the closure of three stores and the transfer of one store to a former joint venture partner during the second quarter of fiscal 1999. Net sales increased primarily as a result of increased unit sales of various product lines.

         Gross profit for fiscal 2000 increased by $31.3 million, or 19.1% as compared with fiscal 1999, and increased as a percentage of net sales to 58.1% from 55.8%. This increase in the gross profit margin was primarily due to (i) an increase in the gross profit margin for the Knit and Sport divisions, due to an increase in the number of garments being manufactured and sold without a corresponding increase in the production costs and an improvement in manufacturing efficiency and (ii) an increase in the gross margin for the retail boutiques due to a decrease in point of sale markdowns.

         Selling, general and administrative expenses for fiscal 2000 increased by $8.4 million, or 7.3% over fiscal 1999, and decreased as a percentage of net sales to 36.6% from 39.1%. This decrease was primarily due to the reduction in selling, general and administrative expenses related to the closure of three Home stores and the transfer of one Home store to a former joint venture partner during the second quarter of fiscal 1999 and non-recurring expenses totaling approximately $1.7 million related there to. This decrease was offset by non-recurring costs incurred during fiscal 2000 related to the litigation involving the mergers totaling approximately $1.5 million and costs incurred to repair the corporate airplane of $1.0 million.

         Transaction fees and expenses for fiscal 1999 represent costs directly associated with the completion of the mergers which are described above, including $13.8 million of costs related to payments made to settle the company's outstanding stock options. There were no corresponding fees and expenses in fiscal 2000.

         Operating income for fiscal 2000 increased by $38.1 million, or 111.9% over fiscal 1999. Operating income as percentage of net sales increased to 21.5% from 11.7% during the same period. This increase in the operating income as a percentage of net sales was primarily due to transaction fees and expenses which were recorded during the third quarter of fiscal 1999, and an increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales during fiscal 2000.

         Interest expense for fiscal 2000 increased by $21.6 million over fiscal 1999. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred during the third quarter of fiscal 1999 in connection with the completion of the mergers in July 1999.

Fiscal 1999 Compared to Fiscal 1998

         Net sales for fiscal 1999 increased by $16.3 million, or 5.9% over fiscal 1998. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $15.2 million, due in part to the expansion of the Las Vegas and South Coast Plaza boutiques which were completed in May 1998 and December 1998, respectively, increased sales at the boutique located in Beverly Hills and the addition of one retail boutique in Scottsdale, Arizona and one outlet store since the beginning of fiscal 1998,
(ii) an increase in international sales of $3.2 million, which includes the sales of St. John Company, Ltd., a majority owned subsidiary which commenced operations in Japan during the fourth quarter of fiscal 1997 and (iii) an increase in sales of approximately $2.3 million recorded by St. John Home, which commenced operations during the fourth quarter of fiscal 1997. These increases were offset by a decrease in sales to existing domestic retail customers, primarily due to the discontinuance of the SJK line. Net sales increased primarily as a result of increased unit sales of various product lines. See "Business - Sales by Division."

         Gross profit for fiscal 1999 increased by $7.0 million, or 4.5% as compared with fiscal 1998, and decreased as a percentage of net sales to 55.8% from 56.5%. This decrease in the gross profit margin was primarily due to a decrease in the gross margin for the Knitwear line, due to increased production costs which were not offset by a corresponding increase in the selling price. This increase in the production costs was due in part to the reevaluation of the company's quality control program and the related procedures which were implemented during the second half of fiscal 1998.

            Selling, general and administrative expenses for fiscal 1999 increased by $11.9 million, or 11.6% over fiscal 1998, and increased as a percentage of net sales to 39.1% from 37.1%. This increase was primarily due to
(i) an increase of approximately $2.0 million in selling expenses related to increased costs of promoting and marketing its products to its major customers,
(ii) non-recurring expenses totaling approximately $1.7 million incurred in connection with resolving the litigation involving Amen Wardy Home Stores and the closure of three such stores, (iii) the write off of the costs associated with the acquisition of the company's trademark in Japan totaling approximately $600,000 and (iv) additional legal fees related to the Amen Wardy Home litigation and litigation involving the mergers.

            Transaction fees and expenses represent costs directly associated with the completion of the mergers as discussed above under "Agreement and Plan of Merger."

            Operating income for fiscal 1999 decreased by $20.0 million, or 37.0% as compared with fiscal 1998. Operating income as a percentage of net sales decreased to 11.7% from 19.4% during the same period as a result of the reasons mentioned above.

            Interest expense for fiscal 1999 increased by $10.2 million as compared with fiscal 1998. This increase was due to the borrowings under the senior credit facility and senior subordinated notes incurred in connection with the mergers.

Liquidity and Capital Resources

            SJKI is effectively a holding company and, accordingly, must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except as may be required under applicable law, there are no significant restrictions on the transfer of funds or assets from the company's wholly owned subsidiaries, which have guaranteed obligations of SJKI, to SJKI.

            The company's primary cash requirements are to fund payments required to service its debt, to fund its working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 2000, cash provided by operating activities was $45.1 million. Cash provided by operating activities was primarily generated by net income, an increase in accounts payable, an increase in accrued expenses and a decrease in accounts receivable. Cash used in investing activities was $29.4 million during fiscal 2000. The principal use of cash in investing activities was for (i) the purchase of electronic knitting machines, (ii) the construction of improvements for a new corporate headquarters in Irvine, California, (iii) upgrades to the company's computer systems, (iv) construction of leasehold improvements for a new boutique location in Palm Desert, California, (v) construction of leasehold improvements for a new boutique in Seattle, Washington, (vi) the construction of improvements for a new manufacturing facility located in Irvine, California, (vii) the construction of leasehold improvements for a new boutique location in Hawaii and (viii) the purchase of a condominium located in New York City. Cash used in financing activities was $22.8 million during fiscal 2000. Cash used in financing activities included the prepayment of bank debt totaling $20 million.

            The company anticipates purchasing property and equipment of approximately $20 million during fiscal 2001. The estimated $20 million will be used principally for (i) upgrades to the company's computer systems, (ii) the purchase of electronic knitting machines, (iii) the construction of leasehold improvements for a new showroom location in New York and (iv) the construction of leasehold improvements for new retail boutiques in Naples, Forida and Plano, Texas and 2 additional locations to be determined.

            As of October 29, 2000, the company had approximately $69.8 million in working capital and $25.1 million in cash and marketable securities. The company's principal source of liquidity is internally generated funds. As part of the senior credit facilities, the company has a $25 million revolving credit facility which expires on July 31, 2005. The revolving credit facility is secured and borrowings thereunder bear interest at the company's choice of the bank's borrowing rate plus 1.0% (9.5% at October 29, 2000) or a Eurodollar rate plus 2.0%. The availability of funds under the revolving credit facility is subject to the company's continued compliance with certain covenants, including a covenant that sets the maximum amount the company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. See "Credit Facilities" below. As of October 29, 2000, no amounts were outstanding under the revolving credit facility. The company invests its excess cash in a money market fund.

            Total debt outstanding decreased $22.5 million to $267.4 million at October 29, 2000, as compared to the amount outstanding at October 31, 1999. This decrease is primarily due to prepayments totaling $20 million. The company's outstanding debt is comprised primarily of senior secured credit facilities of $167.0 million and $98.8 million of senior subordinated notes.

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

            St. John paid approximately $1,245,000 in dividends to its shareholders during fiscal 1999 prior to the mergers. SJKI did not make any payment of dividends during fiscal 2000 and does not anticipate the payment of any cash dividends on its common stock in the future.

            The company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $86,900,000 and $66,528,000 for fiscal 2000 and 1999, respectively. EBITDA is not a defined term under GAAP and is not an alternative to operating income or cash flow from operations as determined under GAAP. The company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the company's operating performance or as a measure of liquidity.

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

            Borrowings under the tranche A facility began to mature quarterly on October 31, 1999, while borrowings under the tranche B facility began to mature quarterly on October 31, 2000. The term loans require a mandatory prepayment based upon the excess cash flow of the company.

            The obligations of the company under the credit agreement are guaranteed by each domestic subsidiary of the company, including St. John, and to the extent no adverse tax consequences would result from such guarantees, each foreign subsidiary of the company. The credit agreement and the related guarantees are secured by (i) a pledge of 100% of the capital stock of each domestic subsidiary of the company, including St. John, and 65% of each foreign subsidiary of the company and (ii) a security interest in, and mortgage on, substantially all the assets of the company and each domestic subsidiary of the company, including St. John, and to the extent no adverse tax consequences would result therefrom, each foreign subsidiary of the company.

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

Redeemable Common Stock

            In connection with the mergers, SJKI has entered into a stockholders' agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without "cause" or resigns for "good reason," as these terms are defined in their current respective employment agreements with the company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

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

            As of January 25, 2001, the company has not experienced any material consequences of failure of Year 2000 Readiness, either by the company, its suppliers, or its customers. However, Year 2000 Readiness has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Therefore, there can be no assurance that unforeseen circumstances could still not arise, or that the company will not in the future identify equipment or systems which are not Year 2000 ready.

         The company's Year 2000 costs were approximately $716,000.

New Accounting Pronouncements

         See Note 2(o) "New Accounting Pronouncements" included under the caption Notes to Consolidated Financial Statements included elsewhere in this document.

Forward Looking Statements

         This Annual Report on Form 10-K contains certain statements which describe the company's beliefs concerning future business conditions and the outlook for the company based on currently available information. Wherever possible the company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the company's anticipated purchases of property and equipment during fiscal 2001, (ii) the company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and borrowings under the revolving credit facility and (iii) the company's anticipation that it will not pay cash dividends on its common stock in the future.

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

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established procedures and controls, the company enters into forward contracts. These contractual arrangements are entered with a major financial institution. The company does not hold derivative financial instruments for trading. At October 29, 2000, the company did not have any outstanding forward contracts.

         The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the company prices its products. The company's primary exposure to foreign exchange fluctuation is on the Euro and the British pound. At October 31, 1999, the company had contracts maturing through February 29, 2000 to sell 2.2 million Euros and 280,000 British pounds at rates ranging from 1.05 to 1.06 U.S. dollars to the Euro and 1.57 to 1.67 U.S. dollars to the British pound. The company also held a contract which matured on November 30, 1999 to sell 700,000 deutsche marks at a rate of 1.66 deutsche marks to the U.S. dollar.

         The company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The company also holds fixed rate subordinated notes. The company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a cap rate for libor contracts at 8.5%. The agreement also sets a minimum rate of 5.37%. The agreement covers $40 million of the company's variable rate debt.

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

          The table below details the principal amounts and the average nominal interest rates for the debt in each category based on the expected maturity dates and applicable amortization schedules. The carrying value of the variable rate debt approximates fair value as the interest rate is adjusted to market periodically. The subordinated debt is publicly traded and the fair value is based upon the quoted market value at October 29, 2000.

                                     2001       2002       2003       2004       2005     Thereafter    Total      Fair Value
                                     ----       ----       ----       ----       ----     ----------    -----      ----------
                                                                        (Amount in thousands)

Fixed rate subordinated notes      $   --     $   --     $    --    $    --    $    --   $100,000   $ 100,000    $   92,500
   Average interest rate                                                                     12.5%       12.5%           --

Variable rate debt                 $5,327     $9,759     $13,078    $23,737    $25,343   $ 89,756   $ 167,000    $  167,000
   Average interest rate              9.4%       9.4%        9.4%       9.4%       9.4%       9.4%        9.4%           --

Variable rate notes payable        $  253      $  24     $    24    $    24    $    24   $  1,275   $   1,624    $    1,624
   Average interest rate              2.4%       8.4%        8.4%       8.4%       8.4%       8.4%        7.4%           --

         The company does not believe that the future market rate risks related to the above securities will have a material impact on the company or the results of its operations

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements and supplementary data filed with this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ST. JOHN KNITS INTERNATIONAL

          The following sets forth certain information concerning the directors and executive officers of SJKI:

              Name                             Position with St. John Knits International            Age
              ----                             ------------------------------------------            ---
Bob Gray                    Chairman of the Board and Chief Executive Officer                          75
Hugh Mullins                Chief Executive Officer (effective February 1, 2001)                       49
Kelly Gray                  Director and President                                                     34
Marie Gray                  Chief Designer and Secretary                                               63
Bruce Fetter                Executive Vice President and Chief Operating Officer                       45
Roger Ruppert               Senior Vice President-Finance and Chief Financial Officer                  57
James Kelley                Director and Assistant Secretary                                           46
Daniel O'Connell            Director                                                                   46
Sander Levy                 Director                                                                   39

Biographical Information

          Bob Gray, a co-founder of St. John, has served as Chairman of the Board and Chief Executive Officer of the company since its inception in 1962. Mr. Gray will relinquish his position as CEO on February 1, 2001, when Hugh Mullins begins his employment with the company, but will continue as Chairman. Prior to forming St. John, Mr. Gray held various sales and production positions with Cannady Creations, a small sportswear company, from 1952 to 1962, his last position being General Manager. He graduated from the University of Southern California with a B.A. degree in political science and psychology. Mr. Gray is the husband of Marie Gray and the father of Kelly Gray.

          Hugh Mullins will become Chief Executive Officer of the company when he begins his employment with the company on February 1, 2001. From February 2000 to December 2000 he served as Chairman and Chief Executive Officer of Neiman Marcus Stores. From December 1998 to February 2000 he served as Executive Vice President of Neiman Marcus Stores. He held various other positions with Neiman Marcus Stores from 1991 to December 1998. Prior to that he held various store posts at Macy's San Francisco and Foley's in Houston. He graduated with a B.S. degree in education from Concord College.

          Kelly Gray, a director of the company since October 1994, became President of the company in April 1996. She served as Creative Director of the company from June 1991 and Executive Vice President-Creative Director from December 1995 until April 1996. Ms. Gray also heads the company's retail boutique division and has design responsibilities for the St. John product line and the Griffith & Gray line. In addition, she has been the company's Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the company's advertising department from 1988 to June 1991. Prior to heading the advertising department of the company, Ms. Gray held various other administrative positions with the company. Ms. Gray is the daughter of Bob Gray and Marie Gray.

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

         Bruce Fetter was appointed Executive Vice President and Chief Operating Officer of the company in June 1999. He served as Senior Vice President and Chief Operating Officer of the company since November 1997. He joined the company in January 1997 as Vice President-Distribution and in April was appointed Senior Vice President-Operations. From August 1994 to December 1996 he held the position of Vice President-Logistics for Bob's Stores, a division of the Melville Corporation. He graduated with a B.S. degree from the University of Southern California in 1976, majoring in business.

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

          James Kelley, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Kelley is a director of Consolidated Container Holdings, LLC and Westinghouse Air Brake Technologies Corporation. Mr. Kelley received a B.S. degree from the University of Northern Colorado, a J.D. degree from the University of Notre Dame and an M.B.A. degree from Yale University.

          Daniel O'Connell, a director of the company since July 1999, is the Chief Executive Officer and founder of Vestar Capital. Mr. O'Connell is a director of Advanced Organics, Inc., Aearo Corporation, Cluett American Corp., Remington Products Company L.L.C., Russell-Stanley Holdings, Inc., Siegel gale Holdings, Inc. and Sunrise Medical Inc. Mr. O'Connell received an A.B. degree from Brown University and an M.B.A. degree from Yale University.

          Sander Levy, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Levy is a director of Cluett American Corp. and Gleason Corporation. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

Director Compensation

          Directors of SJKI do not receive compensation, except as officers or employees of the company.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth the compensation for services in all capacities to SJKI and its subsidiaries of the following persons: (i) the chief executive officer of the company during fiscal year 2000 and (ii) the other four most highly compensated executive officers (the "Named Executive Officers"):

                                                                                          Long Term
                                                   Annual Compensation/(1)/              Compensation
                                                   ------------------------              ------------
                                                                                             Awards
                                                                                             ------
                                                                                       Shares of Common
                                                                                       Stock underlying       All Other
                                                 Year       Salary/(2)/        Bonus       Options           Compensation
                                                 ----       -----------        -----       -------           ------------
Bob Gray                                        2000      $ 1,584,419          $  --     $     --             $        --
  Chairman and Chief Executive Officer          1999        1,615,663/(3)/        --       109,104              6,880,000/(5)/
                                                1998        1,617,132/(3)/        --            --                  1,383

Marie Gray                                      2000          525,710             --            --                     --
  Chief Designer and Secretary                  1999          551,311             --       109,104              1,720,000/(5)/
                                                1998          525,985             --            --                  1,383

Kelly Gray                                      2000          879,458/(4)/        --            --                     --
  President                                     1999          677,406/(4)/        --       145,472              1,290,000/(5)/
                                                1998          663,432/(4)/        --            --                  1,383

Bruce Fetter                                    2000          379,331             --            --                     --
  Chief Operating Officer                       1999          327,007             --        16,667                402,500/(5)/
                                                1998          258,130             --            --                  1,383

Roger Ruppert                                   2000          313,942             --            --                     --
  Chief Financial Officer                       1999          278,426             --         8,333                545,000/(5)/
                                                1998          231,997             --            --                  1,383

_____________

(1) The company has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the listed officers for each of the fiscal years 2000, 1999 and 1998 did not exceed the lesser of 10% of such officer's total annual salary and bonus for such year or $50,000. Therefore, any such amounts are not included in the table.

(2) The amounts shown in this column include amounts and awards accrued during each of fiscal years 2000, 1999 and 1998 that were earned but not paid in such fiscal year.

(3) This amount includes $ 327,000 of salary which was earned but initially deferred in fiscal 1999 and $500,000 of annual salary that was earned but deferred in fiscal year 1998, pursuant to the Employment Agreement, as amended, dated June 1, 1995 by and between the company and Mr. Gray. During fiscal 1999, in connection with the mergers, all such deferred compensation was paid to Mr. Gray.

(4) This amount includes modeling fees of $400,000 which were paid to Ms. Gray during fiscal 2000 and $250,000 which were paid to Ms. Gray during each of fiscal years 1999 and 1998.

(5) This amount was paid to settle outstanding stock options in connection with the mergers. Each outstanding option was cancelled and replaced with the right to receive a cash payment equal to the excess of $30 over the exercise price per share of the stock subject to such option.

Employment Agreements

          Bob Gray's employment agreement with the company provides for his employment as Chairman of the Board and Chief Executive Officer until May 31, 2001. The agreement provides for the payment of a base salary of $1,475,000 and that he devote substantially all his full business time and attention and best efforts to the affairs of the company during the term of the agreement.

     The company also has employment agreements with Marie Gray, Kelly Gray and Bruce Fetter. The employment agreements with Marie and Kelly Gray expire on December 31, 2004. The agreement with Bruce Fetter expires on December 31, 2001. The agreements provide for the payment of a base salary at the rate of $500,000 for Marie Gray, $500,000 for Kelly Gray and $425,000 for Bruce Fetter. In addition, under Kelly Gray's employment agreement, the company will compensate Ms. Gray $400,000 each year for her position as the Signature Model of the company.

          In the event of termination of employment by the company with "cause", or by the executive without "good reason, the employment agreements provide that such executive will only receive salary and health benefits through the date of termination. In the event of termination of employment by the company without cause, or by the executive with good reason, Bob Gray would receive a lump sum payment equal to all salary payments which would have been paid through the full term of the agreement, plus health benefits for 18 months. Marie Gray and Kelly Gray would receive continued salary payments for one year and health benefits for the longer of the remainder of the term of the agreement or six months. Bruce Fetter would receive continued salary payments and health benefits for the longer of the remainder of the term of the agreement or six months. Each employment agreement provides that the company shall pay severance benefits in the form of salary and health benefits continuation for a period equal to one month for each year of service, up to a maximum of 18 months, if the executive's employment is terminated by reason of a disability. In cases where the employee's employment is terminated by reason of the employee's death, the company generally will provide certain health insurance benefits to the employee's immediate family for a period of six months.

          Under Bob, Marie and Kelly Grays' employment agreements, each would also receive a lump sum payment of $2,950,000, $1,000,000 and $1,000,000, respectively, if they terminated their employment agreement for good reason due to the fact that (i) a successor company's employment agreements did not assume their employment agreements or (ii) a change of control occurred. Under Bruce Fetter's employment agreement, in the event of a change of control wherein he is terminated by the company without cause or he terminates his employment for good reason within 12 months after such change in control, he would receive salary and health benefits continuation for a period of 12 months. If Bruce Fetter's agreement expires without being renewed for another year, he will receive continued salary payments and health benefits for six months.

Retirement Plan

          The company maintains the Employees' Profit Sharing Plan, as amended (the "Retirement Plan"), a qualified profit-sharing plan for the benefit of all eligible employees. The Retirement Plan contemplates the sharing of profits and is funded annually by cash contributions at the discretion of the board of directors. The Retirement Plan was funded in each of fiscal years 2000, 1999 and 1998 with contributions of $500,000.

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

          In addition, some members of management other than the Grays received, as incentive compensation, employee stock options to acquire shares of SJKI common stock. The exercise price reflects the fair market value of the underlying shares, as determined by the board of directors of SJKI in its best judgment. The options vest and become exercisable upon the continued employment of the applicable individual with SJKI for a specified period of time and have up to a 10-year term. Any unvested options expire following specified terminations of the applicable individual's employment with SJKI. In addition, upon the occurrence of a change in control transaction, these options may become fully vested and exercisable. The board of directors of SJKI determines which members of management will receive these options.

          The shares of SJKI common stock underlying the options that these members of management received as incentive compensation will, along with any future grants, in the aggregate, represent approximately 5% of the outstanding common stock of SJKI on a fully diluted basis.

Option Grants in Last Fiscal Year

          No options were granted to the Named Executive Officers during the fiscal year ended October 29, 2000.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

          The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended October 29, 2000 and unexercised options held by each such officer as of October 29, 2000:

                                                                           Number of Securities
                                                                          Underlying Unexercised        Value of Unexercised
                                                  Shares                        Options at            In-the-Money Options at
                                               Acquired on    Value          Fiscal Year-End             Fiscal Year-End/(1)/
                                                                      ----------------------------------------------------------
Name                                             Exercise   Realized    Exercisable   Unexercisable  Exercisable   Unexercisable
----                                             --------   ---------   -----------   -------------  ------------  -------------
Bob Gray                                           --          --           --          109,104           --            --
Marie Gray....................................     --          --           --          109,104           --            --
Kelly Gray....................................     --          --           --          145,472           --            --
Bruce Fetter..................................     --          --           3,333        13,334           --            --
Roger Ruppert.................................     --          --           1,666         6,667           --            --

(1) All stock options currently held by the Named Executive Officers have an exercise price of $30. The current fair market value of the stock does not exceed the exercise price and therefore there is no current value to the unexercised options.

Compensation Committee Interlocks and Insider Participation

          The company does not have a compensation committee. Issues regarding executive's compensation are address by the full board of directors. Bob and Kelly Gray participated in deliberations regarding executive compensation during fiscal 2000.

Item 12. SECURY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 25, 2001 regarding the beneficial ownership of SJKI's common stock by: (i) each person who is known by SJKI to be the beneficial owner of more than 5% of the common stock; (ii) each of the directors of SJKI; (iii) each executive officer listed in the Summary Compensation Table above; and (iv) all current directors and executive officers of SJKI as a group.

                                                                                            Approximate
                                                                                          Number of Shares
                                                                                            Beneficially
     Name                                                                                      Owned         Percentage Owned
     ----                                                                                      -----         ----------------
     Vestar/Gray Investors LLC(1)                                                              6,090,205         93.03%
          1225 17th Street, Suite 1660
          Denver, Colorado 80202
     Bob Gray/(2)/                                                                               611,412          9.34%
     Marie Gray/(2)/                                                                             611,412          9.34%
     Kelly Gray                                                                                  357,571          5.46%
     Bruce Fetter/(3)/                                                                             5,083            *
     Roger Ruppert/(4)/                                                                            2,666            *
     Daniel O'Connell/(5)/                                                                     5,121,222         78.23%
     James Kelley/(5)/                                                                         5,121,222         78.23%
     Sander Levy/(5)/                                                                          5,121,222         78.23%
     All current directors and executive officers as a group (eight persons)/(6)/              6,097,954         93.08%

-----------

*    less than 1%

(1) Vestar Capital Partners III, L.P., 245 Park Avenue, New York, New York 10167, beneficially owns 5,121,222 shares, or approximately 78.23%, of SJKI's common stock through its controlling interest in Vestar/SJK Investors LLC, which owns approximately 84% of Vestar/Gray Investors.

(2) Includes 556,772 shares which are beneficially owned (through Vestar/Gray Investors) by the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries. In addition, includes 54,640 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Ann Gray Trust, of which Robert and Marie Gray serve as co-trustees and of which Kelly Gray is the sole beneficiary.

(3) Includes 3,333 shares issuable upon exercise of options exercisable at or within 60 days of January 25, 2001.

(4) Includes 1,666 shares issuable upon exercise of options exercisable at or within 60 days of January 25, 2001.

(5) Includes shares beneficially owned by Vestar. Each of Mr. O'Connell, Mr. Kelley and Mr. Levy disclaims the existence of a group and disclaims beneficial ownership of the common stock not held by him.

(6) Includes 4,999 shares issuable upon exercise of options exercisable at or within 60 days of January 25, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The company leases a manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries, has a 50% general partnership interest. The lease is for a five-year term expiring on May 31, 2006, with the company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $64,000, with annual increases of 4%. During fiscal years 2000, 1999 and 1998, the company paid GM Properties approximately $756,000, $729,000 and $701,000, respectively, under this lease.

         The company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2006, with the company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $25,000, with annual increases of 4%. During fiscal years 2000, 1999 and 1998, the company paid Alhambra Partners approximately $295,000, $285,000 and $274,000, respectively, under this lease.

         The company periodically rents certain personal property from Ocean Air Charters, Inc. ("Ocean"), in which Bob Gray and Marie Gray are the sole shareholders. During fiscal years 2000, 1999 and 1998, the company paid approximately $3,000, $8,000 and $21,000, respectively, with respect to such property. In addition, St. John and Ocean each hold a 50% ownership interest in a partnership ("Partnership") which owns an airplane. As of October 29, 2000, each partner had a net capital investment in the Partnership of approximately $2,035,000. During fiscal years 2000, 1999 and 1998, the Partnership leased the airplane to the company and received lease payments totaling approximately $953,000, $1,038,000 and $868,000, respectively. As of April 1, 1999, St. John and the Partnership entered into a lease agreement for the airplane expiring March 31, 2001, at a lease rate of $93,000 per month.

         Each of the arrangements between the company and entities controlled by the Gray family is, in the opinion of management, on terms no less favorable to the company than those that were available from persons not affiliated with the company.

Certain Agreements Relating to the Mergers

         Vestar Capital, SJKI and St. John have entered into a management agreement. Pursuant to the management agreement, SJKI and St. John paid to Vestar Capital a transaction fee of $4.0 million at closing and reimbursed Vestar Capital for all out-of-pocket expenses incurred in connection with the mergers. In addition, under the agreement, Vestar Capital will provide management services, including advisory and consulting services, in relation to the selection, supervision and retention of independent auditors, outside legal counsel, investment bankers or other financial advisors or consultants. For these services, the management agreement provides that SJKI and St. John will pay Vestar Capital an annual fee of $500,000 and will reimburse Vestar Capital for all out-of-pocket expenses. The management agreement will terminate if Vestar Capital and its partners and their respective affiliates, through Vestar/Gray Investors or otherwise, hold, in the aggregate, less than 50% of the SJKI stock beneficially owned by Vestar immediately following the closing of the transactions and cease to control a majority of SJKI's board of directors.

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

         SJKI has entered into a stockholders' agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that (i) prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI, or, under some circumstances, St. John, to purchase the shares of SJKI common stock beneficially owned by such employee, up to a maximum of $5.0 million worth of such common stock for all Gray employees during any 12-month period; and (ii) prior to a public offering of SJKI common stock, if any of the Grays is terminated without "cause" or resigns for "good reason," as these terms are defined in their current respective employment agreements with the company, then he or she will have the right to require SJKI, or, under some circumstances, St. John, to purchase shares of SJKI common stock beneficially owned by such employee, up to a maximum of 25% of the common stock beneficially owned by all such terminated or resigning Gray employees during any 12-month period.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

     (b) Reports on Form 8-K

            None

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       Page
                                                                                                                       ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS............................................................................    34

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets at October 29, 2000 and  October 31, 1999..........................................    35
     Consolidated Statements of Income for the years ended October 29, 2000, October 31, 1999 and  November 1,
        1998 .......................................................................................................    36
     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended October 29, 2000, October 31,
        1999 and November 1, 1998 ..................................................................................    37
     Consolidated Statements of Cash Flows for the years ended October 29, 2000, October 31, 1999 and  November 1,
        1998........................................................................................................    38
     Notes to Consolidated Financial Statements.....................................................................    40

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
     Schedule II--Valuation and Qualifying Account...................................................................   63

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits International, Incorporated:

We have audited the accompanying balance sheets of ST. JOHN KNITS INTERNATIONAL, INCORPORATED (a Delaware corporation) as of October 29, 2000 and October 31, 1999--as restated (see note 10), and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended October 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. John Knits International, Incorporated and subsidiaries as of October 29, 2000 and October 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Orange County, California
December 20, 2000

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                       ASSETS                                                 October 29,        October 31,
                                       ------                                                    2000               1999
                                                                                             -------------      -------------
Current assets:
     Cash and cash equivalents............................................................   $  25,130,928      $  32,443,815
     Investments..........................................................................          17,373             25,412
     Accounts receivable, net.............................................................      31,219,148         33,562,573
     Inventories..........................................................................      49,166,611         43,521,734
     Deferred income tax benefit..........................................................      12,196,359          7,678,272
     Other................................................................................       3,386,916          2,634,127
                                                                                             -------------      -------------
         Total current assets.............................................................     121,117,335        119,865,933
                                                                                             -------------      -------------
Property and equipment:
     Machinery and equipment..............................................................      61,197,026         51,242,600
     Leasehold improvements...............................................................      36,863,431         32,856,047
     Buildings............................................................................      23,513,166         17,913,064
     Furniture and fixtures...............................................................       8,286,382          6,868,556
     Land.................................................................................       7,449,577          5,786,857
     Construction in progress.............................................................       5,678,064          4,132,267
                                                                                             -------------      -------------
                                                                                               142,987,646        118,799,391
     Less--Accumulated depreciation and amortization......................................      59,958,231         49,211,044
                                                                                             -------------      -------------
                                                                                                83,029,415         69,588,347
                                                                                             -------------      -------------
Deferred financing costs..................................................................      12,261,364         14,585,755
Other assets..............................................................................       4,135,066          2,770,219
                                                                                             -------------      -------------
                                                                                             $ 220,543,180      $ 206,810,254
                                                                                             =============      =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

Current liabilities:
     Accounts payable.....................................................................   $  13,351,361      $   6,805,079
     Current portion of long-term debt....................................................       5,577,398          2,564,352
     Accrued expenses.....................................................................      14,125,099         11,275,809
     Accrued interest expense.............................................................       8,254,994          7,661,434
     Dividends payable....................................................................       5,429,572          1,228,472
     Income taxes payable.................................................................       4,558,120          1,190,888
                                                                                             -------------      -------------
         Total current liabilities........................................................      51,296,544         30,726,034
Long-term debt, net of current portion....................................................     261,846,745        287,321,021
                                                                                             -------------      -------------
         Total liabilities................................................................     313,143,289        318,047,055
                                                                                             -------------      -------------
Minority interest.........................................................................              --            693,391
                                                                                             -------------      -------------
Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
        shares, issued and outstanding--250,000 shares....................................      25,000,000         25,000,000
                                                                                             -------------      -------------

Redeemable common stock--as restated, par value $0.01, issued and outstanding--968,983
        shares............................................................................      29,069,490         29,069,490
                                                                                             -------------      -------------

Stockholders' deficit:
     Common stock, par value $0.01 per share : Authorized--10,000,000 shares, issued and
        outstanding--5,577,191 shares.....................................................          55,772             55,772
     Unrealized loss on securities........................................................         (36,665)           (28,261)
     Cumulative translation adjustment....................................................         152,776            406,823
     Additional paid-in capital...........................................................     118,081,394        118,081,394
     Accumulated deficit..................................................................    (264,922,876)      (284,515,410)
                                                                                             -------------      -------------
       Total stockholders' deficit........................................................    (146,669,599)      (165,999,682)
                                                                                             -------------      -------------
                                                                                             $ 220,543,180      $ 206,810,254
                                                                                             =============      =============


                             See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                             For the years ended
                                                                            -----------------------------------------------------
                                                                              October 29,        October 31,       November 1,
                                                                                  2000               1999              1998
                                                                            ----------------  -----------------  ----------------
Net sales.................................................................    $336,458,871       $294,171,410      $277,900,181

Cost of sales.............................................................     141,096,934        130,130,588       120,882,597
                                                                             -------------      -------------     -------------

Gross profit..............................................................     195,361,937        164,040,822       157,017,584

Selling, general and administrative expenses..............................     123,251,422        114,884,303       102,965,084

Transaction fees and expenses.............................................              --         15,122,809                --
                                                                             -------------      -------------     -------------
Operating income..........................................................      72,110,515         34,033,710        54,052,500

Interest expense..........................................................      31,786,855         10,224,486                --

Other income..............................................................       1,000,246          1,196,654         1,369,022
                                                                             -------------      -------------     -------------
Income before income taxes................................................      41,323,906         25,005,878        55,421,522

Income taxes..............................................................      17,510,814         10,316,811        22,000,904
                                                                             -------------      -------------     -------------
Net income................................................................      23,813,092         14,689,067        33,420,618
                                                                             -------------      -------------     -------------

Comprehensive income, net of tax:

   Foreign currency translation adjustments...............................        (146,395)           123,649           127,794

   Unrealized loss on securities..........................................          (4,843)              (447)          (16,227)
                                                                             -------------      -------------     -------------
Comprehensive income......................................................    $ 23,661,854       $ 14,812,269      $ 33,532,185
                                                                             =============      =============     =============
Net income per common share:

   Basic..................................................................    $       3.00       $       1.01      $       2.00
                                                                             =============      =============     =============
   Diluted................................................................    $       3.00       $       0.98      $       1.94
                                                                             =============      =============     =============
Dividends per share.......................................................    $         --       $      0.075      $       0.10
                                                                             =============      =============     =============
Shares used in the calculation of net income per share:

   Basic..................................................................       6,546,174         13,389,747        16,693,955
                                                                             =============      =============     =============
   Diluted................................................................       6,546,174         13,668,638        17,234,630
                                                                             =============      =============     =============


                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Common Stock
                                    ---------------------
                                      Number                Additional   Cumulative   Unrealized
                                        of                   Paid-In     Translation   Loss on         Retained
                                      Shares      Amount     Capital     Adjustment   Securities  Earnings (Deficit)      Total
                                      ------      ------     --------    -----------  ----------  ------------------      -----
Balance November 2, 1997.........   16,634,548   $502,799  $ 18,929,541    $(19,351)    $     --    $ 111,267,104     $ 130,680,093
     Dividends declared
        ($.10 per share).........           --         --            --          --           --       (1,668,608)       (1,668,608)
     Shares issued upon
        exercise of options
        including tax benefit....      109,336         --     1,832,969          --           --               --         1,832,969
     Shares repurchased..........     (164,400)        --    (2,879,838)         --           --               --        (2,879,838)
     Unrealized loss on
        securities...............           --         --            --          --      (27,504)              --           (27,504)
     Foreign currency
        translation
        adjustment...............           --         --            --     216,600           --               --           216,600
     Net income..................           --         --            --          --           --       33,420,618        33,420,618
                                   -----------   --------  ------------    --------     --------    -------------     -------------
Balance November 1, 1998.........   16,579,484    502,799    17,882,672     197,249      (27,504)     143,019,114       161,574,330
     Dividends declared
        ($.075 per share)........           --         --            --          --           --       (1,244,545)       (1,244,545)
     Dividends accrued for
        preferred stock..........           --         --            --          --           --       (1,228,472)       (1,228,472)
     Shares issued upon
        exercise of options
        including tax benefit....       39,329         --       796,510          --           --               --           796,510
     Unrealized loss on
        securities...............           --         --            --          --         (757)              --              (757)
     Foreign currency
        translation
        adjustment...............           --         --            --     209,574           --               --           209,574
     Recapitalization
        transaction..............  (10,072,639)  (437,337)  128,407,850          --           --     (439,750,574)     (311,780,061)
     Redeemable common stock.....     (968,983)    (9,690)  (29,059,800)         --           --               --       (29,069,490)
     Reimbursement of
        short-swing profit.......           --         --        54,162          --           --               --            54,162
     Net income..................           --         --            --          --           --       14,689,067        14,689,067
                                   -----------   --------  ------------    --------     --------    -------------     -------------
Balance October 31, 1999.........    5,577,191     55,772   118,081,394     406,823      (28,261)    (284,515,410)     (165,999,682)
     Dividends accrued for
        preferred stock..........           --         --            --          --           --       (4,201,100)       (4,201,100)
     Unrealized loss on
        securities...............           --         --            --          --       (8,404)              --            (8,404)
     Foreign currency
        translation
        adjustment...............           --         --            --    (254,047)          --               --          (254,047)
     Recapitalization
        transaction..............           --         --            --          --           --          (19,458)          (19,458)
     Net income..................           --         --            --          --           --       23,813,092        23,813,092
                                   -----------   --------  ------------    --------     --------    -------------     -------------
Balance October 29, 2000.........    5,577,191   $ 55,772  $118,081,394    $152,776     $(36,665)   $(264,922,876)    $(146,669,599)
                                   ===========   ========  ============    ========     ========    =============     =============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended
                                                                              ----------------------------------------------------
                                                                                October 29,      October 31,         November 1,
                                                                                   2000              1999               1998
                                                                              ---------------    --------------    ---------------
Cash flows from operating activities:
   Net income..............................................................   $    23,813,092    $   14,689,067    $    33,420,618
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation and amortization.......................................        13,362,734        13,611,668         11,370,680
       Amortization of discount on 12.5% notes due 2009....................           139,937            44,596                 --
       Amortization of deferred loan costs.................................         2,456,985           611,990                 --
       Net (increase) decrease in deferred income tax benefit..............        (4,518,087)           65,689         (1,950,000)
       Loss on disposal of property and equipment..........................           644,104         1,315,830            483,920
       Partnership losses..................................................           306,621           231,213            331,405
       Write-off of trademark in Japan.....................................                --           620,077                 --
       Minority interest in income of consolidated subsidiaries............            30,254            39,956             50,525
       Book value in excess of purchase price of minority interest in Japan
         subsidiary .......................................................          (495,188)               --                 --
       Decrease in accounts receivable.....................................         2,343,425         1,999,616          1,010,234
       (Increase) decrease in inventories..................................        (5,644,877)        4,226,552        (17,011,306)
       (Increase) decrease in other current assets.........................          (752,789)         (256,775)           214,390
       (Increase) decrease in other assets.................................            10,848          (472,032)          (488,410)
       Increase (decrease) in accounts payable.............................         6,546,282        (1,498,795)        (1,730,522)
       Increase in accrued expenses........................................         2,849,290           174,015          1,240,704
       Increase in accrued interest expense................................           593,560         7,661,434                 --
       Increase (decrease) in income taxes payable.........................         3,367,232         1,070,231         (1,960,585)
                                                                              ---------------    --------------    ---------------
           Net cash provided by operating activities.......................        45,053,423        44,134,332         24,981,653
                                                                              ---------------    --------------    ---------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment............................            19,017           183,860             10,499
   Purchase of property and equipment......................................       (27,233,695)      (14,530,943)       (23,648,032)
   Purchase of minority interest in Japan subsidiary.......................          (228,457)               --                 --
   Purchase of foreign trademark...........................................           (70,000)               --                 --
   Sale of short-term investments..........................................             8,039         1,150,015          1,176,338
   Capital contributions to partnership....................................        (2,013,072)               --                 --
   Capital distributions from partnership..................................           167,528           127,341             84,496
                                                                              ---------------    --------------    ---------------
           Net cash used in investing activities...........................       (29,350,640)      (13,069,727)       (22,376,699)
                                                                              ---------------    --------------    ---------------
Cash flows from financing activities:
   Proceeds from credit agreement..........................................                --       190,000,000                 --
   Proceeds from issuance of subordinated notes............................                --        98,616,000                 --
   Addition to long-term debt..............................................                --         1,427,000            407,599
   Principal payments of long-term debt....................................       (22,601,167)         (837,800)                --
   Recapitalization transaction............................................           (19,458)     (311,780,061)                --
   Issuance of common stock................................................                --           796,510          1,832,969
   Issuance of preferred stock.............................................                --        25,000,000                 --
   Financing fees and expenses.............................................          (132,594)      (15,197,745)                --
   Cash dividends paid.....................................................                --        (1,244,545)        (2,084,472)
   Short-swing profit reimbursement........................................                --            54,162                 --
   Payment for the repurchase of common stock..............................                --                --         (2,879,838)
                                                                              ---------------    --------------    ---------------
           Net cash used in financing activities...........................       (22,753,219)      (13,166,479)        (2,723,742)
                                                                              ---------------    --------------    ---------------

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                                                 For the years ended
                                                                               -----------------------------------------------------
                                                                                  October 29,      October 31,         November 1,
                                                                                     2000              1999               1998
                                                                               ----------------  ------------------  ---------------
Effect of exchange rate changes..........................................          (254,047)          209,574             216,600
                                                                               ------------      ------------        ------------
Unrealized loss on securities............................................            (8,404)             (757)            (27,504)
                                                                               ------------      ------------        ------------
Net increase (decrease) in cash and cash equivalents.....................        (7,312,887)       18,106,943              70,308
Beginning balance, cash and cash equivalents.............................        32,443,815        14,336,872          14,266,564
                                                                               ------------      ------------        ------------
Ending balance, cash and cash equivalents................................      $ 25,130,928      $ 32,443,815        $ 14,336,872
                                                                               ============      ============        ============
Supplemental disclosures of cash flow information:
     Cash received during the year for interest income...................      $  1,348,567      $  1,239,507        $  1,154,834
                                                                               ============      ============        ============
     Cash paid during the year for:
         Interest expense................................................      $ 28,559,439      $  1,882,331        $         --
                                                                               ============      ============        ============
         Income taxes....................................................      $ 18,676,457      $ 10,554,471        $ 25,286,040
                                                                               ============      ============        ============

Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock.........      $  4,201,100      $  1,228,472        $         --
                                                                               ============      ============        ============


                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            October 29, 2000, October 31, 1999 and November 1, 1998

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

         During fiscal 1997, the Company formed St. John Company, Ltd. in Japan to operate as a 51 percent owned subsidiary to distribute the Company's products in Japan. During fiscal 1998, the Company increased its ownership percentage to 68 percent. During fiscal 2000, the Company increased its ownership to 100 percent. During fiscal 1997, the Company also formed Amen Wardy Home Stores, LLC, a 51 percent owned limited liability company. During fiscal 1999 the Company changed the name of this subsidiary to St. John Home Stores, LLC and now owns 100 percent of this entity. St. John Home operates two home furnishing stores and one outlet store. The operations of both entities are included in the accompanying consolidated financial statements.

2.  Summary of Accounting Policies

    a. Definition of Fiscal Year

         The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 2000, 1999 and 1998 ended on October 29, October 31 and November 1, respectively. Fiscal years 2000, 1999 and 1998 were comprised of 52 weeks.

   b. Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

   c. Revenue Recognition

         Revenue on sales to specialty retailers is recognized when the goods are shipped. The Company establishes liabilities for estimated returns, allowances and wholesale markdowns at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes liabilities for estimated returns at the retail stores. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,255,000 and $1,468,000 in fiscal year 2000, and $2,270,000 and $1,205,000 in fiscal year 1999, respectively.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

   d. Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market.

         Inventories are comprised of the following:

                                                                     2000             1999
                                                                     ----             ----
         Raw materials.......................................    $10,170,195       $11,940,108
         Work-in-process.....................................     12,175,945         6,847,155
         Finished products...................................     26,820,471        24,734,471
                                                                 -----------       -----------
                                                                 $49,166,611       $43,521,734
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

   g. Foreign Exchange Transactions and Contracts

         The Company enters into foreign exchange contracts as a hedge against exchange rate risk on the collection of certain accounts receivable denominated in a foreign currency. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included as a separate component of stockholders' equity until the anticipated transaction occurs. Such gains and losses then offset the related gains and losses reported on the underlying transaction (Note 4).

   h. Income Taxes

         The Company utilizes the liability method of accounting for income taxes required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes."


   i. Earnings per Share

         The Company adopted SFAS No. 128 "Earnings Per Share" during fiscal 1998. Under this statement, primary earnings per share was replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share, which replaced fully diluted earnings per share, includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

         The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods presented:

                                                                                Fiscal Year Ended
                                                                 ------------------------------------------------
                                                                 October 29,        October 31,       November 1,
                                                                    2000               1999              1998
                                                                 -------------    -------------    --------------
Net income.................................................      $23,813,092        $14,689,067       $33,420,618
Less:  preferred stock dividends...........................        4,201,100          1,228,472                --
                                                                 -----------        -----------       -----------
Income allocated to common stockholders....................      $19,611,992        $13,460,595       $33,420,618
                                                                 ===========        ===========       ===========
Weighted average shares outstanding-basic..................        6,546,174         13,389,747        16,693,955
                                                                 ===========        ===========       ===========
Basic earnings per share...................................      $      3.00        $      1.01       $      2.00
                                                                 ===========        ===========       ===========
Add:  dilutive effect of stock options.....................               --            278,891           540,675
                                                                 ===========        ===========       ===========
Weighted average shares outstanding-diluted................        6,546,174         13,668,638        17,234,630
                                                                 ===========        ===========       ===========
Diluted earnings per share.................................      $      3.00        $      0.98       $      1.94
                                                                 ===========        ===========       ===========

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

   n. Segment Reporting

         The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", in fiscal 1999. SFAS No. 131 established new standards for reporting information about business segments and related disclosures about products, geographic areas and major customers. The business segments of the Company are wholesale and retail sales. Information on segment reporting is included at Note 14.

   o. New Accounting Pronouncements

         During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt this standard during the first quarter of fiscal 2001. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

         During May 2000, Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's delivery revenues and certain of its delivery expenses and will be adopted by the Company in the first quarter of fiscal 2001. The adoption of this EITF will only affect the classification of revenues from deliveries to its customers and certain delivery expenses related to shipping and handling of the Company's product and is not expected to have material impact on the Company's financial position or results of operations.

   p. Reclassifications

         Certain reclassifications have been made to prior year balances in order to conform with the current year presentation.

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

         12.5% Senior Notes due 2009 - This issue is publicly traded (on a limited basis). Therefore, the fair value of this issue is based on its quoted market price.

         Mandatorily Redeemable Preferred Stock - Based on current market conditions, the fair value of this item approximates book value.

         Foreign Currency Contracts - The fair value of foreign currency contracts (used for hedging purposes) is estimated based on current market prices.

         Interest Rate Collar - The fair value of this instrument is based upon the present value of the estimated future cash flows.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

The estimated fair values of the Company's financial instruments are as follows:

                                                                                Fiscal Year Ended
                                                           --------------------------------------------------------------
                                                                        2000                            1999
                                                           -----------------------------     ----------------------------
                                                             Book Value       Fair Value     Book Value      Fair Value
                                                             ----------       ----------     ----------      ----------
Financial Assets:
   Cash and cash equivalents..............................  $ 25,130,928    $25,130,928     $ 32,443,815   $ 32,443,815
   Investments............................................        17,373         17,373           25,412         25,412

Financial Liabilities:
   Long-term debt:
      Senior Credit Facility..............................   167,000,000    167,000,000      189,250,000    189,250,000
      121/2% Senior Subordinated Notes due 2009...........    98,800,533     92,500,000       98,660,596     87,000,000
   Mandatorily Redeemable Preferred Stock.................    25,000,000     25,000,000       25,000,000     25,000,000

Other:
   Foreign currency contracts.............................            --             --        3,191,185        (59,972)
   Interest rate collar...................................    40,000,000        (24,825)      45,000,000         33,578

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

         It is the Company's policy to reduce the effects of fluctuations in foreign currency exchange rates associated with its sale of goods denominated in a foreign currency by entering into forward contracts. The Company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders' equity until the anticipated transaction occurs. Such gains and losses then offset the related gains and losses reported on the underlying transaction. The Company recorded a net loss of $64,000 during fiscal 2000 and a net gain of $168,000 during fiscal 1999.

         At October 29, 2000 the Company did not hold any foreign exchange contracts. At October 31, 1999, the Company had contracts maturing through February 29, 2000 to sell 2.2 million Euros and 280,000 British pounds at rates ranging from 1.05 to 1.06 U.S. dollars to the Euro and 1.57 to 1.67 U.S. dollars to the British pound. The Company also held a contract which matured on November 30, 1999 to sell 700,000 deutsche marks at a rate of 1.66 deutsche marks to the U.S. dollar. At October 31, 1999 the fair value of these foreign currency contracts was not recorded as a component of stockholders' equity as the amounts were not material.

         The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45 million of the Company's variable rate debt and establishes a LIBOR cap at 8.50% and a LIBOR floor at 5.37%. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The amount of debt covered under this agreement decreased to $40 million effective July 5, 2000.

         The fair value of the interest rate collar agreement is included on the balance sheet and the ineffective portion is included currently in interest expense.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

5.  Accrued Expenses

         Accrued expenses for fiscal years 2000 and 1999 are comprised of the following:

                                                                                       2000             1999
                                                                                       ----             ----
         Wages and benefits...................................................      $ 5,768,817     $ 4,567,077
         Workers' compensation................................................          259,283         240,303
         Profit-sharing plan contribution.....................................          500,000         500,000
         Promotional and advertising allowance................................        2,933,303       2,136,492
         Software purchase....................................................          715,375              --
         Other................................................................        3,948,321       3,831,937
                                                                                    -----------     -----------
                                                                                    $14,125,099     $11,275,809
                                                                                    ===========     ===========

6.  Income Taxes

         The provision for income taxes for fiscal years 2000, 1999 and 1998, consists of the following:

                                                                       2000            1999            1998
                                                                       ----            ----            ----
         Current:
             Federal.............................................   $16,176,318     $ 9,248,127     $17,568,636
             State and foreign...................................     5,852,583       1,002,995       6,382,268
                                                                    -----------     -----------     -----------
                                                                     22,028,901      10,251,122      23,950,904
         Deferred (benefit) provision ...........................    (4,518,087)         65,689      (1,950,000)
                                                                    -----------     -----------     -----------
                                                                    $17,510,814     $10,316,811     $22,000,904
                                                                    ===========     ===========     ===========

         The components of the deferred income tax (benefit) provision for fiscal years 2000, 1999 and 1998 are as follows:

                                                                        2000           1999             1998
                                                                        ----           ----             ----
         Allowance for uncollectible accounts.....................  $   (82,010)    $    86,516      $  (515,142)
         Inventory adjustments to market..........................   (2,236,374)     (1,097,816)         668,952
         Accrued expenses.........................................     (570,381)        157,138       (1,929,214)
         Depreciation.............................................     (789,533)        919,851               --
         Tax basis adjustments to inventory.......................     (839,789)             --         (174,596)
                                                                    -----------     -----------      -----------
                                                                    $(4,518,087)    $    65,689      $(1,950,000)
                                                                    ===========     ===========      ===========

         The components of the Company's deferred income tax benefit as of October 29, 2000 and October 31, 1999 are as follows:

                                                                                          2000            1999
                                                                                          ----            ----
         Deferred income tax benefit:
          Tax basis adjustments to inventory.....................................     $ 1,766,881      $  948,780
          Allowance for uncollectible accounts...................................         528,319         456,750
          Inventory adjustments to market........................................       4,666,725       3,112,131
          Accrued expenses.......................................................       3,303,008       2,057,618
          Depreciation...........................................................       1,931,426       1,102,993
                                                                                      -----------      ----------
                                                                                      $12,196,359      $7,678,272
                                                                                      ===========      ==========

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

         The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes for fiscal years 2000, 1999 and 1998 as follows:

                                                                          2000            1999            1998
                                                                          ----            ----            ----
         Income tax provision computed at statutory rate............    $14,463,367     $ 8,752,057    $19,397,537
         State taxes, net of federal benefit........................      3,047,447       1,564,754      3,350,232
         Tax credits and other......................................             --              --       (746,865)
                                                                        -----------     -----------    -----------

         Tax provision..............................................    $17,510,814     $10,316,811    $22,000,904
                                                                        ===========     ===========    ===========

7.  Benefit and Stock Option Plans

         The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were $4,480,000, $3,917,000 and $3,594,000 for fiscal years 2000, 1999 and 1998, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

         The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the Board of Directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 2000, 1999 and 1998.

         Prior to the mergers, the Company had one stock option plan, the 1993 St. John Knits, Inc. Stock Option Plan (the "1993 Plan"). During fiscal 1999 the Company terminated the 1993 Plan and adopted the 1999 St. John Knits International, Incorporated Stock Option Plan (the "1999 Plan"). Options granted under the 1999 Plan are nonstatutory stock options. The Company accounts for the plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for fiscal years 2000, 1999 and 1998.

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

                                                                                             2000           1999
                                                                                             ----           ----
       Net income:                   As reported......................................    $23,813,092     $14,689,067
                                     Pro forma........................................    $22,749,609     $12,253,026
       Net income per share-diluted: As reported......................................    $      3.00     $      0.98
                                     Pro forma........................................    $      2.84     $      0.81

         The Company may grant up to 727,360 options under the 1999 Plan. The Company has granted 534,360 options as of October 29, 2000 under the 1999 Plan. Stock options are issued at the approximate fair market value. Options generally vest over three to five years; are exercisable in whole or in installments; and expire ten years from date of grant.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

     The following is a summary of the activity in the 1999 Plan and the 1993 Plan for fiscal years 2000, 1999, and 1998:

                                                                       2000                  1999                  1998
                                                                       -----                 -----                 ----
                                                                           Weighted              Weighted              Weighted
                                                                            Average              Average               Average
                                                                           Exercise              Exercise              Exercise
                                                                 Shares      Price    Shares      Price      Shares     Price
                                                                 -------     -----    -------     -----      ------     -----
Outstanding, beginning of year................................    498,519   $30.00     921,652    $15.42     842,988    $17.16
Granted  .....................................................     35,841    30.00     498,519     30.00     527,334     27.12
Exercised.....................................................         --       --    (894,316)    15.42    (109,336)     9.79
Forfeited.....................................................       (667)   30.00     (27,336)    18.50    (339,334)    39.44
                                                                 --------   ------    --------    ------   ---------    ------
Outstanding, end of year......................................    533,693   $30.00     498,519    $30.00     921,652    $15.42
                                                                 ========             ========             =========    ======

Exercisable, end of year......................................     34,003   $30.00          --        --     677,960    $14.37
Weighted average fair value of options granted................              $ 5.04                $ 8.92                $11.34

         The options outstanding as of October 29, 2000 have an exercise price of $30.00 and a weighted average remaining contractual life of 8.79 years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 2000 and 1999: weighted average risk-free interest rate of 6.51% and 6.09%; weighted average volatility of 37.31% and 33.73%; expected life of 6 years; and weighted average dividend yield of 0.00%.

8.  Commitments

         The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 11). The leases expire at various dates through the year 2014 and certain leases contain renewal options. Rental expense under these leases was approximately $14,687,000, $13,846,000 and $12,052,000 in fiscal years 2000,
1999 and 1998, respectively.

         The following is a schedule of future minimum rental payments required under noncancellable operating leases as of October 29, 2000:

         2001.........................................   $ 14,503,000
         2002.........................................     14,505,000
         2003.........................................     14,234,000
         2004.........................................     14,388,000
         2005.........................................     13,744,000
         Thereafter...................................     60,757,000
                                                         ------------
                                                         $132,131,000
                                                         ============

         The Company has various employment contracts with certain key employees, which expire at various times through December 31, 2004. These agreements provide for total annual compensation aggregating $3,834,000 and the payment of severance benefits upon the termination of employment.

         As of October 29, 2000 and October 31, 1999, the Company's commitments to purchase wool yarn were approximately $12,983,000 and $7,897,000, respectively.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998


9. Long-term Debt

                                                                    October 29,    October 31,
Long-term debt consists of the following:                              2000           1999
                                                                       ----           ----
    Senior credit facility:
      Tranche A.................................................   $ 63,779,729   $ 74,250,000
      Tranche B.................................................    103,220,271    115,000,000
      Revolving credit facility.................................             --             --
                                                                   ------------   ------------
                                                                    167,000,000    189,250,000
    Senior subordinated notes, net of discount..................     98,800,533     98,660,596
    Other.......................................................      1,623,610      1,974,777
                                                                   ------------   ------------
                                                                    267,424,143    289,885,373
      Less - Current portion....................................      5,577,398      2,564,352
                                                                   ------------   ------------
                                                                   $261,846,745   $287,321,021
                                                                   ============   ============

Senior Credit Facilities

         Concurrent with the consummation of the mergers, the Company entered into a Credit Agreement with a syndicate of lending institutions (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $215.0 million. Loans under the Credit Agreement consist of $190.0 million in aggregate principal amount of term loans ("Term Loan Facility"), which facility includes a $75.0 million tranche A term loan subfacility, a $115.0 million tranche B term loan subfacility, and a $25.0 million revolving credit facility ("Revolving Credit Facility"). The Credit Agreement includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's obligations under the Credit Agreement are secured by a security interest in substantially all of the Company's assets. The Company used proceeds from the Term Loan to provide a portion of the funding necessary to consummate the mergers. There were no borrowings under the Revolving Credit Facility at October 29, 2000.

         The tranche B term loan facility matures on July 31, 2007. The tranche A term loan facility and the Revolving Credit Facility mature on July 31, 2005. The Term Loan facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Agreement). The Company may prepay the term loan facility.

         Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 2.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.00% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (9.50% at October 29, 2000) plus 1.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility.

         Interest rates at October 29, 2000 were approximately 8.7% and 9.6% on tranche A and tranche B term loans, respectively. Effective October 4, 1999, the Company entered into an interest rate collar agreement with a major financial institution. The agreement limits the Company's exposure on a portion of the term loans by placing a cap on the rate for LIBOR contracts at 8.5%. The contract also sets a minimum rate of 5.37%. The contract covers $45 million of the term debt and will expire on July 7, 2002.

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998


Senior Subordinated Notes

         In connection with the mergers, the Company obtained financing through the issuance of $100 million in senior subordinated debt ("Subordinated Notes"). The Subordinated Notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. The Subordinated Notes will mature on July 1, 2009. Interest on the Subordinated Notes is payable in cash semi-annually on January 1 and July 1 of each year. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 1, 2004, at the redemption prices set forth below, plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption.

         Redemption Year                                Price
         ---------------                                -----
         2004........................................  106.250%
         2005........................................  104.688%
         2006........................................  103.125%
         2007........................................  101.563%
         2008 and thereafter.........................  100.000%

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

         Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $15.3 million, which are amortized over the terms of the respective notes using the effective interest rate method. Amortization expense of approximately $2,457,000 relating to such fees is included in interest expense for the year ended October 29, 2000.

         As of October 29, 2000, future maturities of long-term debt were as follows:

         2001........................................  $  5,577,398
         2002........................................     9,782,831
         2003........................................    13,101,756
         2004........................................    23,761,058
         2005........................................    25,367,007
         Later years.................................   191,033,560
                                                       ------------
                                                       $268,623,610
                                                       ============
10. Redeemable Common and Preferred Stock

Redeemable Common Stock

         Redeemable common stock represents all of the shares of the Company's common stock that are beneficially owned by the Grays. The value shown on the Consolidated Balance Sheets reflect the value used in the mergers of $30 per share, which also estimates the fair market value of the Company's common stock at the balance sheet dates. The fiscal 1999 presentation has been reclassified to be consistent with the fiscal 2000 presentation.

             In connection with the mergers, SJKI entered into a stockholders' agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998


If any of the Grays are terminated without "cause" or resigns for "good reason," as these terms are defined in their current respective employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

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

         In addition, at any time and from time to time on or prior to July 1, 2002, SJKI may redeem in the aggregate up to 35% of the originally issued liquidation value of the Preferred Stock with the net cash proceeds of one or more Public Equity Offerings (as defined in the indenture) by SJKI at a redemption price in cash equal to 115.25% of the liquidation value thereof, plus accumulated dividends thereon, if any, to the date of redemption; provided, however, that at least 65% of the originally issued aggregate liquidation value of the Preferred Stock must remain outstanding immediately after giving effect to each such redemption (excluding any Preferred Stock held by SJKI or any of its affiliates). Notice of any such redemption must be given within 60 days after the date of the closing of the relevant public equity offering of SJKI. The Preferred Stock may only be redeemed if permitted under the terms of the senior credit facilities, the indenture and other contractual arrangements of SJKI.

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

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

11.  Related-Party Transactions

         The Company entered into a management agreement with Vestar. Pursuant to the management agreement, the Company paid to Vestar a transaction fee of $4.0 million at the closing of the mergers. The Company also pays an annual fee of $500,000 to Vestar for management services.

         The Company leases two manufacturing facilities from partnerships in which a stockholder of the Company is a significant partner. The annual payments on these leases were approximately $1,051,000, $1,014,000 and $975,000 in fiscal years 2000, 1999 and 1998, respectively. The leases expire at various dates during fiscal year 2006 and are included in the future minimum rental payments disclosure (Note 8).

         The Company periodically rents personal property provided by a company that is owned by a stockholder. Rental payments for the use of such equipment were approximately $3,000, $8,000 and $21,000 in fiscal years 2000, 1999 and 1998, respectively.

         At October 29, 2000 and October 31, 1999, the Company held a 50 percent ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50 percent ownership interest is a corporation which is wholly-owned by one of the Company's stockholders. At October 29, 2000 and October 31, 1999, the Company's investment in this partnership, net of partnership losses, was approximately $2,035,000 and $496,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. During fiscal years 2000, 1999 and 1998, the Company made lease payments to the partnership of $953,000, $1,038,000 and $868,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of $307,000, $231,000 and $331,000, respectively.

12.  Current Vulnerability Due to Certain Concentrations

         A substantial portion of the Company's sales are made to three major customers. These three customers accounted for 15, 15 and 14 percent of net sales during fiscal 2000, 15, 13 and 13 percent of net sales during fiscal 1999 and 17, 14 and 14 percent during fiscal 1998. The loss of any one of these customers could have a materially adverse affect on the Company's business.

         The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company's credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at October 29, 2000 and October 31, 1999.

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

Litigation Regarding the Transactions

         On June 9, 2000, the Company reached an agreement to settle a class action shareholders' lawsuit arising from the mergers of the Company that closed on July 7, 1999. The terms of the settlement agreement, which received final court approval on August 1, 2000, called for payment of $13.75 million to the Company's former public shareholders and their attorneys. Nearly all of this payment was funded by the Company's insurance carriers. Additionally, in the event of a future sale, merger or public offering of the Company, the Company has agreed to provide these former shareholders with an opportunity to receive a specified percentage of proceeds from such an event under certain limited circumstances. On September 1, 2000, one of the plaintiffs in this lawsuit filed a notice of appeal from the judgment approving the settlement and the court order regarding application for attorney's fees. Such appeal is now pending.

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

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998

14. Segment Information

         The Company has two reportable business segments, wholesale and retail sales. The Company's wholesale sales business consists primarily of six divisions, Knitwear, Sport, Shoes, Accessories, Griffith & Gray and Fragrance. For fiscal 2000, retail sales were generated through the Company's 22 St. John boutiques, 10 St. John outlet stores, two St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

         Segment information is summarized as follows for fiscal years 2000, 1999 and 1998 (in 000's):

                                                                           Wholesale     Retail  Corporate   Eliminations      Total
                                                                           ---------     ------  ---------   ------------      -----
Fiscal 2000
     Net sales............................................................. $275,241   $117,105  $      --   $   (55,887)  $ 336,459
     Segment operating income..............................................   63,919      8,192         --                    72,111
     Segment assets........................................................  145,094     48,821     26,628                   220,543

Fiscal 1999
     Net sales............................................................. $244,734    $98,129  $      --   $   (48,692)  $ 294,171
     Segment operating income..............................................   47,646      1,511    (15,123)                   34,034
     Segment assets........................................................  137,209     46,842     22,759                   206,810

Fiscal 1998
     Net sales............................................................. $242,585    $80,590  $      --   $   (45,275)  $ 277,900
     Segment operating income..............................................   53,993         60         --                    54,053
     Segment assets........................................................  130,130     43,662      8,598                   182,390

         The table below presents information related to geographic areas in which the Company operated during fiscal years 2000, 1999 and 1998 (in 000's):


                                                                                         Fiscal Years
                                                                               2000         1999          1998
                                                                            ---------   ----------      ---------
Net sales:
     United States...................................................       $ 311,395   $  269,701      $ 256,618
     Asia/(1)/.......................................................          15,284       13,344          9,877
     Europe/(1)/.....................................................           6,298        6,909          7,113
     Other/(1)/......................................................           3,482        4,217          4,292
                                                                            ---------   ----------      ---------
                                                                            $ 336,459   $  294,171      $ 277,900
                                                                            =========   ==========      =========

(1) Sales for these geographic areas include sales made into the area directly from the United States and sales made in the area by subsidiaries of the Company.

15. Supplemental Condensed Consolidated Financial Information

         The Company's payment obligations under the Senior Subordinated Notes are guaranteed by certain of the company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no restrictions on the transfer of funds or assets from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations, and statement of cash flows information for the Parent Company (consisting of St. John Knits International, Incorporated and St. John Knits, Inc.), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of October 29, 2000 and October 31, 1999, and for the years ended October 29, 2000, October 31, 1999 and November 1, 1998.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTBOBER 29, 2000



                                                        PARENT      GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                                  COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     --------------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and investments                  $    24,746      $    100       $    302                   $     25,148
Accounts receivable, net                                     30,254           198          1,397          (630)          31,219
Inventories   (1)                                            46,114         1,617          1,365            71           49,167
Deferred income tax benefit                                  12,196                            -                         12,196
Other                                                         3,141            91            155                          3,387
Intercompany accounts receivable                                419                                       (419)               -
                                                        -----------------------------------------------------------------------
Total current assets                                        116,870         2,006          3,219          (978)         121,117
Property and equipment, net                                  77,041         1,269          4,719                         83,029
Investment in subsidiaries                                   (2,545)                           -         2,545                -
Receivable from consolidated subsidiaries                    17,086                            -       (17,086)               -
Deferred financing costs                                     12,261                            -                         12,261
Other assets                                                  3,028           179            929                          4,136
                                                        -----------------------------------------------------------------------
     Total assets                                       $   223,741      $  3,454       $  8,867    $  (15,519)    $    220,543
                                                        =======================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                        $    12,838      $    219       $    668    $     (374)          13,351
Accrued expenses                                             13,783           159            182                         14,124
Current portion of long-term debt                             5,350                          229            (2)           5,577
Accrued interest expense                                      8,255                            -                          8,255
Dividends payable                                             5,430                            -                          5,430
Intercompany accounts payable                                                                419          (419)               -
Income taxes payable                                          8,520        (4,387)           425                          4,558
                                                        -----------------------------------------------------------------------
Total current liabilities                                    54,176        (4,009)         1,923          (795)          51,295

Intercompany payable                                                       13,194          3,892       (17,086)               -
Long-term debt, net of current portion                      261,848                          183          (183)         261,848
                                                        -----------------------------------------------------------------------
Total liabilities                                           316,024         9,185          5,998       (18,064)         313,143
Minority interest                                                                              -                              -
Mandatorily redeemable preferred stock                       25,000                            -                         25,000
Redeemable common stock                                      29,069                                                      29,069
Total stockholders' equity (deficit)                       (146,352)       (5,731)         2,869         2,545         (146,669)
                                                        -----------------------------------------------------------------------
  Total liabilities and stockholders' equity (deficit)  $   223,741      $  3,454       $  8,867    $  (15,519)    $    220,543
                                                        =======================================================================

(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 31, 1999


(Amounts in thousands)                                            PARENT     GUARANTOR    NON-GUARANTOR
                                                                  COMPANY  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                  ------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and investments                          $  32,270  $         80   $         118   $         -  $     32,468
Accounts receivable, net                                           31,575           302           1,686                      33,563
Inventories   (1)                                                  39,701         1,917           1,876            28        43,522
Deferred income tax benefit                                         7,678                             -                       7,678
Other                                                               2,465           100              69                       2,634
Intercompany accounts receivable                                    1,484                             -        (1,484)            -
                                                                 --------      --------        --------      --------     ---------
Total current assets                                              115,173         2,399           3,749        (1,456)      119,865
Property and equipment, net                                        63,061         1,500           5,027                      69,588
Investment in subsidiaries                                         (1,837)                            -         1,837             -
Receivable from consolidated subsidiaries                          16,112                             -       (16,112)            -
Deferred financing costs                                           14,586                             -                      14,586
Other assets                                                        1,399            88           1,283                       2,770
                                                                 --------      --------        --------      --------     ---------
  Total assets                                                  $ 208,494  $      3,987   $      10,059       (15,731) $    206,809
                                                                 ========      ========        ========      ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                $   6,414  $        264   $         127   $         -  $      6,805
Accrued expenses                                                   10,819           279             150            28        11,276
Current portion of long-term debt                                   2,248                           316                       2,564
Accrued interest expense                                            7,661                                                     7,661
Dividends payable                                                   1,228                                                     1,228
Intercompany accounts payable                                           -                         1,484       ( 1,484)            -
Income taxes payable                                                4,435        (3,413)            169                       1,191
                                                                 --------      --------        --------      --------     ---------
Total current liabilities                                          32,805        (2,870)          2,246       ( 1,456)       30,725

Intercompany payable                                                             11,244           4,868       (16,112)            -
Long-term debt, net of current portion                            287,082                           239                     287,321
                                                                 --------      --------        --------      --------     ---------
Total liabilities                                                 319,887         8,374           7,353       (17,568)      318,046
Minority interest                                                                                   693                         693
Mandatorily redeemable preferred stock                             25,000                             -                      25,000
Redeemable common stock                                            29,069                                                    29,069
Total stockholders' equity (deficit)                             (165,462)       (4,387)          2,013         1,837      (165,999)
                                                                 --------      --------        --------      --------     ---------
   Total liabilities and stockholders' equity (deficit)         $ 208,494  $      3,987   $      10,059   $   (15,731) $    206,809
                                                                 ========      ========        ========      ========     =========

(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FISCAL YEAR ENDED OCTOBER 29, 2000

                                                              PARENT      GUARANTOR      NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                       ----------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                                   $ 323,177     $  4,960        $   8,321       $       -       $ 336,458
Cost of sales                                                 134,557        3,270            3,270                         141,097
                                                       ----------------------------------------------------------------------------
Gross profit                                                  188,620        1,690            5,051               -         195,361

Selling, general and administrative expenses                  115,240        4,001            4,010               -         123,251
Operating income (loss)                                        73,380       (2,311)           1,041               -          72,110

Interest expense                                               31,787          (17)                                          31,770
Other income (expense)                                            925          (24)             112             (30)            983
                                                       ----------------------------------------------------------------------------
Income (loss) before income taxes                              42,518       (2,318)           1,153             (30)         41,323
Income taxes                                                   17,967         (974)             517                          17,510
                                                       ----------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                    24,551       (1,344)             636             (30)         23,813
Equity in loss of consolidated subsidiaries                      (708)           -                -             708               -
                                                       ----------------------------------------------------------------------------
Net income (loss)                                            $ 23,843     $ (1,344)       $     636       $     678       $  23,813
                                                       ============================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FISCAL YEAR ENDED OCTOBER 31, 1999

                                                                                   NON-
                                                      PARENT     GUARANTOR      GUARANTOR
                                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     --------------------------------------------------------------------
(Amounts in thousands)
Net sales                                            $279,315     $  8,552        $ 6,304         $    -        $ 294,171
Cost of sales                                         122,239        5,255          2,636                         130,130
                                                     --------------------------------------------------------------------
Gross profit                                          157,076        3,297          3,668               -         164,041

Selling, general and administrative expenses          103,334        7,576          3,974               -         114,884
Transaction fees and expenses                          15,123                                                      15,123
                                                     --------------------------------------------------------------------
Operating income (loss)                                38,619       (4,279)          (306)              -          34,034

Interest expense                                       10,225                                                      10,225
Other income/ (expense)                                 2,321       (1,251)           167             (40)          1,197
                                                     --------------------------------------------------------------------
Income (loss) before income taxes                      30,715       (5,530)          (139)            (40)         25,006
Income taxes                                           12,648       (2,270)           (61)                         10,317
                                                     --------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                            18,067       (3,260)           (78)            (40)         14,689
Equity in loss of consolidated subsidiaries            (2,692)           -              -           2,692               -
                                                     --------------------------------------------------------------------
Net income (loss)                                    $ 15,375     $ (3,260)       $   (78)        $ 2,652       $  14,689
                                                     ====================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FISCAL YEAR ENDED NOVEMBER 1, 1998

                                                                                        NON-
                                                         PARENT      GUARANTOR       GUARANTOR
                                                        COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ---------------------------------------------------------------------------
(Amounts in thousands)

Net Sales                                             $ 267,225      $   6,260      $   4,415      $       --     $ 277,900
Cost of Sales                                           115,875          3,100          1,908              --       120,883
                                                      ---------------------------------------------------------------------------
Gross profit                                            151,350          3,160          2,507              --       157,017

Selling, general and administrative expenses             95,000          5,283          2,682              --       102,965
                                                      ---------------------------------------------------------------------------
Operating income (loss)                                  56,350         (2,123)          (175)             --        54,052

Other income (expense)                                    1,797           (423)            45             (50)        1,369
                                                      ---------------------------------------------------------------------------
Income (loss) before income taxes                        58,147         (2,546)          (130)            (50)       55,421
Income taxes                                             23,116         (1,051)           (64)                       22,001
                                                      ---------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                              35,031         (1,495)           (66)            (50)       33,420
Equity in loss of consolidated subsidiaries                (656)            --             --             656            --
                                                      ---------------------------------------------------------------------------
Net income (loss)                                     $  34,375      $  (1,495)     $     (66)     $      606     $  33,420
                                                      ===========================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FISCAL YEAR ENDED OCTOBER 29, 2000

                                                                    PARENT    GUARANTOR    NON-GUARANTOR
                                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                 -------------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net Income                                                          $ 23,843       $ (1,344)       $ 636         $ 678     $ 23,813
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    12,975            158          230                     13,363
     Amortization of discount on 12.5% notes due 2009                    140                                                    140
     Amortization of deferred loan costs                               2,457                                                  2,457
     Increase in deferred income tax benefit                          (4,518)                                                (4,518)
     Loss on disposal of property and equipment                          507            137                                     644
     Partnership losses                                                  307                                                    307
     Minority interest in income of consolidated subsidiaries              -                                        30           30
     Book value in excess of purchase price of minority interest
          in Japan subsidiary                                           (495)                                                  (495)
     Equity in income(loss) of consolidated subsidiaries                 708                                      (708)           -
Cash provided by (used in) changes in operating assets
      and liabilities
     Accounts receivable                                               2,094            106          143                      2,343
     Intercompany receivables (net)                                     (604)         1,949       (1,345)                         -
     Inventories                                                      (6,456)           300          511                     (5,645)
     Other current assets                                               (759)             6            -                       (753)
     Other assets                                                       (122)           (92)         225                         11
     Accounts payable                                                  6,565                         (19)                     6,546
     Accrued expenses                                                  2,983           (164)          30                      2,849
     Accrued interest expense                                            594                                                    594
     Income taxes payable                                              4,085           (974)         256                      3,367
                                                                   -----------------------------------------------------------------
          Net cash provided by operating activities                   44,304             82          667             -       45,053
                                                                   -----------------------------------------------------------------
INVESTING ACTIVITIES

     Proceeds from sale of property and equipment                         19                                                     19
     Purchases of property and equipment                             (26,974)           (62)        (198)                   (27,234)
     Purchase of minority interest in Japan subsidiary                  (228)                                                  (228)
     Purchase of foreign trademark                                       (70)                                                   (70)
     Sale of short-term investments                                        8                                                      8
     Capital contributions to partnership                             (2,013)                                                (2,013)
     Capital distributions from partnership                              167                                                    167
                                                                   -----------------------------------------------------------------
          Net cash used in investing activities                      (29,091)           (62)        (198)            -      (29,351)
                                                                   -----------------------------------------------------------------
FINANCING ACTIVITIES

     Principle payments of long-term debt                            (22,458)                       (143)                   (22,601)
     Recapitalization                                                    (19)                                                   (19)
     Financing fees and expenses                                        (133)                                                  (133)
                                                                   -----------------------------------------------------------------
          Net cash used in financing activities                      (22,610)             -         (143)            -      (22,753)
                                                                   -----------------------------------------------------------------
Effect of exchange rate changes                                         (111)                       (143)                      (254)
Unrealized loss on securities                                             (8)                                                    (8)
                                                                   -----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (7,516)            20          183             -       (7,313)
Beginning balance, cash and cash equivalents                          32,245             80          119                     32,444
                                                                   -----------------------------------------------------------------
Ending balance, cash and cash equivalents                          $  24,729       $    100        $ 302         $   -     $ 25,131
                                                                   =================================================================
Supplemental disclosures of cash flow information:

     Cash received during the year for interest income             $   1,349                                               $  1,349
                                                                   =================================================================
     Cash paid during the year for:

          Interest Expense                                         $  28,552                       $   7                   $ 28,559
                                                                   =================================================================
          Income taxes                                             $  18,400                       $ 276                   $ 18,676
                                                                   =================================================================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock   $   4,201                                               $  4,201
                                                                   =================================================================

                     ST. JOHN INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FISCAL YEAR ENDED OCTOBER 31, 1999


                                                                                               NON-
                                                                     PARENT    GUARANTOR     GUARANTOR
                                                                    COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                  -----------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net Income                                                        $   15,376   $ (3,260)      $ (79)       $ 2,652     $   14,689
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                    13,165        266         181                        13,612
     Amortization of discount on 12.5% notes due 2009                     45                                                   45
     Amortization of deferred loan costs                                 612                                                  612
     Increase in deferred income tax benefit                              66                                                   66
     Loss on disposal of property and equipment                         (209)     1,525                                     1,316
     Partnership losses                                                  231                                                  231
     Write off of trademark in Japan                                     620                                                  620
     Minority interest in income of consolidated subsidiaries              -                                    40             40
     Equity in income (loss) of consolidated subsidiaries              2,692                                (2,692)             -
Cash provided by (used in) changes in operating assets
      and liabilities
     Accounts receivable                                               2,360       (103)       (257)                        2,000
     Intercompany receivables (net)                                   (3,674)     3,027         647                             -
     Inventories                                                       2,457      2,173        (404)                        4,226
     Other current assets                                               (443)       189          (3)                         (257)
     Other assets                                                       (481)       (85)         94                          (472)
     Accounts payable                                                 (1,499)                                              (1,499)
     Accrued expenses                                                    230       (105)         49                           174
     Accrued interest expense                                          7,662                                                7,662
     Income taxes payable                                              3,249     (2,269)         90                         1,070
                                                                  ---------------------------------------------------------------
          Net cash provided by operating activities                   42,459      1,358         318              -         44,135
                                                                  ---------------------------------------------------------------
INVESTING ACTIVITIES

     Proceeds from sale of property and equipment                        184                                                  184
     Purchases of property and equipment                             (12,769)    (1,433)       (329)                      (14,531)
     Sale of short-term investments                                    1,150                                                1,150
     Capital distributions from partnership                              127                                                  127
                                                                  ---------------------------------------------------------------
          Net cash used in investing activities                      (11,308)    (1,433)       (329)             -        (13,070)
                                                                  ---------------------------------------------------------------

FINANCING ACTIVITIES

     Proceeds from credit agreement                                  190,000                                              190,000
     Proceeds from issuance of subordinated notes                     98,616                                               98,616
     Addition to long-term debt                                        1,427                                                1,427
     Principle payments of long-term debt                               (670)                  (168)                         (838)
     Recapitalization                                               (311,780)                                            (311,780)
     Issuance of common stock                                            797                                                  797
     Issuance of preferred stock                                      25,000                                               25,000
     Financing fees and expenses                                     (15,198)                                             (15,198)
     Cash dividends paid                                              (1,245)                                              (1,245)
     Short-swing profit reimbursement                                     54                                                   54
                                                                  ---------------------------------------------------------------
          Net cash used in financing activities                      (12,999)         -        (168)             -        (13,167)
                                                                  ---------------------------------------------------------------

Effect of exchange rate changes                                           (2)                   212                           210
Unrealized loss on securities                                             (1)                                                  (1)
                                                                  ---------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  18,149        (75)         33              -         18,107
Beginning balance, cash and cash equivalents                          14,096        155          86                        14,337
                                                                  ---------------------------------------------------------------
Ending balance, cash and cash equivalents                         $   32,245   $     80       $ 119        $     -     $   32,444
                                                                  ===============================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income            $    1,240                                           $    1,240
                                                                  ===============================================================
     Cash paid during the year for:
          Interest Expense                                        $    1,701                                           $    1,701
                                                                  ===============================================================
          Income taxes                                            $   10,554                                           $   10,554
                                                                  ===============================================================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock  $    1,228                                           $    1,228
                                                                  ===============================================================

                          ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                              FISCAL YEAR ENDED NOVEMBER 1, 1998

                                                                                            NON-
                                                              PARENT      GUARANTOR       GUARANTOR
                                                              COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              -------------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net Income                                                     $  34,375   $ (1,495)   $    (66)        $ 606      $ 33,420
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                11,039        232         100                      11,371
     Increase in deferred income tax benefit                      (1,950)                                            (1,950)
     Loss on disposal of property and equipment                      484                                                484
     Partnership losses                                              331                                                331
     Minority Interest                                                --                                   50            50
     Equity in income (loss) of consolidated subsidiaries            656                                 (656)           --
Cash provided by (used in) changes in operating assets
      and liabilities
     Accounts receivable                                           1,092       (201)        119                       1,010
     Intercompany receivables (net)                              (10,160)     6,714       3,446                          --
     Inventories                                                 (13,078)    (3,107)       (826)                    (17,011)
     Other current assets                                           (194)       395          13                         214
     Other assets                                                    (51)                  (437)                       (488)
     Accounts payable and other accrued expenses                    (742)       139         114                        (489)
     Income taxes payable                                           (582)    (1,051)       (328)                     (1,961)
                                                              -------------------------------------------------------------
          Net cash provided by operation activities               21,220      1,626       2,135            --        24,981
                                                              -------------------------------------------------------------
INVESTING ACTIVITIES

     Purchases of property and equipment                         (18,370)    (1,580)     (3,698)                    (23,648)
     Short-term investments                                        1,176                                              1,176
     Other                                                            95                                                 95
                                                              -------------------------------------------------------------
          Net cash used in investing activities                  (17,099)    (1,580)     (3,698)           --       (22,377)
                                                              -------------------------------------------------------------

FINANCING ACTIVITIES

     Issuance of common stock                                      1,233                    600                       1,833
     Payments from the repurchase of common stock                 (2,880)                                            (2,880)
     Additions to long-term debt                                      --                    407                         407
     Dividends paid                                               (2,084)                                            (2,084)
                                                              -------------------------------------------------------------
          Net cash provided by (used in) financing
            activities                                            (3,731)        --       1,007            --        (2,724)
                                                              -------------------------------------------------------------

Effect of exchange rate changes                                       69                    148                         217
Unrealized loss on securities                                        (27)                                               (27)
                                                              -------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 432         46        (408)                         70
Beginning Balance, cash and cash equivalents                      14,014        109         144                      14,267
                                                              -------------------------------------------------------------
Ending Balance, cash and cash equivalents                      $  14,446   $    155    $   (264)        $  --      $ 14,337
                                                              =============================================================
Supplemental disclosures of cash flow information:
     Cash received during the thirty-nine weeks for
       interest income                                         $   1,155                                           $  1,155
                                                              =============================================================
     Cash paid during the thirty-nine weeks for:
          Interest Expense                                     $      --                                           $     --
                                                              =============================================================
          Income taxes                                         $  25,286                                           $ 25,286
                                                              =============================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            October 29, 2000, October 31, 1999 and November 1, 1998


16.  Results by Quarter (Unaudited)

        The unaudited results by quarter for fiscal years 2000 and 1999 are shown below:

                                                                                   First      Second       Third       Fourth
                                                                                  Quarter     Quarter     Quarter      Quarter
                                                                                 --------    --------     --------     -------
                                                                                    (in thousands, except per share amounts)
Year ended October 29, 2000
     Net sales.............................................................       $78,531     $84,242     $82,425       $91,261
     Gross profit..........................................................        43,500      49,158      48,410        54,293
     Net income............................................................         3,740       5,308       5,661         9,105
     Net income per common share-diluted...................................          0.42        0.65        0.70          1.22
Year ended October 31, 1999
     Net sales.............................................................       $73,389     $78,237     $70,309       $78,348
     Gross profit..........................................................        39,559      45,280      39,714        45,599
     Net income (loss).....................................................         5,824       8,268      (3,868)        4,465
     Net income (loss) per common share-diluted............................          0.34        0.49      (0.29)/(1)/     0.53

________
(1)  Consummation of recapitalization transaction.

SCHEDULE II

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNT

       For the Fiscal Years Ended October 29, 2000, October 31, 1999 and
                               November 1, 1998

                                                                         Balance at      Charged to                 Balance at
                                                                         Beginning of    Costs and                    End of
                                                                         Fiscal Year     Expenses     Deductions    Fiscal Year
                                                                         -----------     --------     ----------    -----------
Allowance for Uncollectible Accounts:
     Fiscal year ended October 29, 2000.................................. $1,204,961     $299,434      $ 36,117     $1,468,278
     Fiscal year ended October 31, 1999.................................. $  950,757     $395,181      $140,977     $1,204,961
     Fiscal year ended November 1, 1998.................................. $  905,000     $283,826      $238,099     $  950,727

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2001


                                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                                      (REGISTRANT)


                                   By:              /s/ BOB GRAY
                                      ------------------------------------------
                                                        Bob Gray
                                                Chairman of the Board and
                                                 Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date
     ---------                             -----                       ----

   /s/ BOB GRAY            Chairman of the Board and Chief      January 26, 2001
-------------------------
       Bob Gray            Executive Officer (Principal
                           Executive Officer)



   /s/ KELLY A. GRAY       Director and President               January 26, 2001
-------------------------
       Kelly A. Gray




   /s/ ROGER G. RUPPERT    Senior Vice President-Finance        January 26, 2001
-------------------------
       Roger G. Ruppert    and Chief Financial Officer
                           (Principal Financial Officer
                           and Principal Accounting Officer)




   /s/ DANIEL O'CONNELL    Director                             January 26, 2001
-------------------------
       Daniel O'Connell





   /s/ JAMES KELLEY        Director                             January 26, 2001
------------------------
       James Kelley




   /s/ SANDER LEVY         Director                             January 26, 2001
---------------------
       Sander Levy

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

          No annual report or proxy material has been sent to security holders covering fiscal 2000.

EXHIBIT INDEX

Exhibit No.                      Description of Exhibit
-----------                      ----------------------

      2.1 Agreement and Plan of Merger, dated as of February 2, 1999, among St. John Knits, Inc., SJK Acquisition, Inc., St. John Knits International, Incorporated and Acquisition Corp. (incorporated by reference to Exhibit 2.1 to St. John Knits International's Registration Statement on Form S-4 dated March 1, 1999).
      3.1 Restated Certificate of Incorporation of St. John Knits International, Incorporated (incorporated by reference to Exhibit
             3.1 to St. John Knits International's Registration Statement on Form S-4 dated September 3, 1999).
      3.2 By-Laws of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to St. John Knits International's Registration Statement on Form S-4 dated May 17,
             1999).
      3.3 Certificate of Designation for 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit (a)(3) to St. John Knits International's Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).
      4.1 Indenture, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, the guarantors named therein and The Bank of New York, as the trustee (incorporated by reference to Exhibit (a)(2) to St. John Knits International's Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12,
             1999).
      4.2 Form of 12.5% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto).
      4.3 Exchange and Registration Rights Agreement, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, St. John Knits, Inc., St. John Italy, Inc., St. John Trademarks, Inc., St. John Home, LLC, Chase Securities Inc., Bear, Stearns & Co. Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit
             4.3 to St. John Knits International's Registration Statement on Form S-4 dated September 3, 1999).
      4.4 Subscription Agreement, dated as of July 7, 1999, between St. John Knits International, Incorporated and Vestar/SJK Investors LLC, relating to the 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit 4.5 of St. John Knits International's Registration Statement on Form S-4 dated September 3, 1999).
     10.1 Credit Agreement, dated July 7, 1999, by and among the Company, the Lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit
             (a)(1) to St. John Knits International's Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).
     10.2 Voting Agreement, dated as of February 2, 1999, among Vestar Capital Partners III, L.P., Vestar/Gray LLC and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to St. John Knits International's Registration Statement on Form S-4 dated March 1, 1999).
     10.3 Stockholders' Agreement, dated July 7, 1999, by and among the Company, SJK, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the members of Vestar/Gray Investors LLC signatory thereto (incorporated by reference to Exhibit 99.3 of St. John Knits International's Form 8-K dated July 7, 1999).
     10.4 Amended and Restated Limited Liability Company Agreement of Vestar/SJK Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.4 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.5 Management Agreement among St. John Knits, Inc., St. John Knits International, Incorporated and Vestar Capital Partners (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to St. John Knits International's Registration Statement on Form S-4 dated April 28, 1999).
     10.6 Letter Agreement dated April 27, 1999, between Vestar Capital Partners and Robert E. Gray, attaching (i) a summary of terms for the Grays' stock options, (ii) a form of St. John Knits International, Incorporated 1999 Stock Option Plan and (iii) a form of stock option agreement (incorporated by reference to Exhibit
             10.5 to Amendment No. 1 to St. John Knits International's Registration Statement on Form S-4 dated April 28, 1999).
     10.7 Superior Court of the State of California County of Orange, Central Justice Center Minute Order, dated April 30, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to St. John Knits International's Registration Statement on Form S-4 dated May 17,
             1999).
     10.8 Lease Amendment Agreement dated April 1, 1997 between St. John Knits, Inc. and G.M. Properties (increasing the space of the corporate headquarters, warehousing and manufacturing facility) (incorporated by reference to Exhibit 10.1 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2,
             1997).
     10.9 Agreement of Lease dated as of December 31, 1995 by and between St. John Knits, Inc. and Rolex Realty Company, Inc. (New York Boutique) (incorporated by reference to Exhibit 10.3 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29,
             1995).

     10.10 Lease dated June 1, 1986 between G.M. Properties and St. John Knits, Inc. (Corporate Headquarters) (incorporated by reference to
             Exhibit 10.4 to St. John Knits, Inc.'s Registration Statement on Form S-1, as amended (file no. 33-57128)).
     10.11 Industrial Real Estate Lease dated November 13, 1985 between Alhambra Partners, a California Limited Partnership, and St. John Knits, Inc., together with Amendment No. 1 to Industrial Real Estate Lease dated November 13, 1985 and Option to Extend Term dated November 13, 1985 (Assembling, Sewing) (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.'s Registration Statement on Form S-1, as amended (file no. 33-57128)).
     10.12 Agreement of Lease dated January 11, 1991 by and between Rolex Realty Company, Inc. and St. John Knits, Inc. together with Lease Modification Agreement dated January 11, 1991 and Second Lease Modification Agreement dated April 12, 1991 (New York Boutique) (incorporated by reference to Exhibit 10.9 to St. John Knits, Inc.'s Registration Statement on Form S-1, as amended (file no. 33-57128)).
     10.13 Amended and Restated Agreement of Limited Partnership of SJA 1&2, Ltd. dated October 31, 1993 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. (incorporated by reference to Exhibit
             10.13 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.14 Second Amended and Restated Employment Agreement between St. John Knits, Inc. and Robert E. Gray (incorporated by reference to
             Exhibit 10.14 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.15 Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Marie St. John Gray (incorporated by reference to
             Exhibit 10.4 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).
     10.16 Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Kelly A. Gray (incorporated by reference to Exhibit
             10.5 to St. John Knits, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).
     10.17* Employment Agreement dated as of January 1, 2001 between St. John Knits, Inc. and Bruce Fetter.
     10.18 First Amendment to Second Amended and Restated Employment Agreement, effective as of May 4, 2000, between Bob Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 30, 2000).
     10.19 St. John Knits, Inc. Employees' Profit Sharing Plan dated as of August 21, 1995 (incorporated by reference to Exhibit 10.18 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).
     10.20* Aircraft Lease dated April 1, 1999 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd. Trust (Lease for Company airplane).
     10.21 Form of Indemnity Agreement by and between St. John Knits, Inc., St. John Knits International, Incorporated and each of their directors and officers (incorporated by reference to Exhibit 10.21 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.22 Distribution Agreement dated June 11, 1997 by and between St. John Knits, Inc. and Gary Farn, Ltd. (incorporated by reference to
             Exhibit 10.26 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).
     10.23 General Partnership Agreement of St. John-Varian Development Company dated April 3, 1995 by and between St. John Knits, Inc. and Varian Associates, a California General Partnership (incorporated by reference to Exhibit 10.28 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).
     10.24 Lease Agreement dated April 3, 1995 by and between St. John Knits, Inc. and St. John-Varian Development Company (Knitting, Sewing, Finishing, Shipping, Administrative Offices) (incorporated by reference to Exhibit 10.29 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29, 1995).
     10.25 Joint Venture Agreement dated July 17, 1997 between St. John Knits, Inc. and Commercial Development Co., Ltd. (incorporated by reference to Exhibit 10.30 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).
     10.26* Lease Extension Agreement dated November 20, 2000 between St. John Knits, Inc. and G.M. Properties (extending the lease for a manufacturing facility).
     10.27* Lease Extension Agreement dated as of November 20, 2000 between St. John Knits, Inc. and Alhambra Partners (extending the lease for one of the Company's assembling and sewing facilities).
     10.28 License and Distribution Agreement dated as of August 1, 1997 between St. John Knits, Inc. and St. John Co., Ltd. (incorporated by reference to Exhibit 10.35 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2, 1997).
     10.29 Asset Purchase Agreement dated as of August 29, 1996 among St. John Knits, Inc., Jakob Schlaepfer & Co. AG and Jakob Schlaepfer, Inc. (incorporated by reference to Exhibit 10.39 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3,
             1996).

     10.30 Manufacturing and Supply Agreement dated as of November 9, 1996 by and between St. John Knits, Inc. and Calzaturificio M.A.B. S.p.A. (incorporated by reference to Exhibit 10.41 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3,
             1996).
     10.31 Sales Representative Agreement dated November 13, 1996 by and between St. John Knits, Inc. and Hilda Chang (incorporated by reference to Exhibit 10.43 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 3, 1996).
     10.32 Unit Price Construction Agreement between St. John de Mexico, S.A. de C.V. and Administration Tijuana Industrial, S.A. de C.V. (incorporated by reference to Exhibit 10.50 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended November 2,
             1997).
     10.33 1999 St. John Knits International, Incorporated Stock Option Plan (incorporated by reference to Exhibit 10.33 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.34 Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Bob Gray (incorporated by reference to
             Exhibit 10.34 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.35 Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Marie St. John Gray (incorporated by reference to Exhibit 10.35 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.36 Stocion Agreement, dated as of July 7, 1999, between St. John Knits International and Kelly A. Gray (incorporated by reference to
             Exhibit 10.36 to St. John Knits International's Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).
     10.37 Firsndment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Kelly A. Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 30, 2000).
     10.38 First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Marie St. John Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 30, 2000).
     10.39 Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan, executed May 15, 2000 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 30,
             2000).
     10.40 Amendment, dated May 15, 2000, to the Management Stockholders' Agreement dated as of September 21, 1999 among St. John Knits International, Incorporated, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the Management Investors (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 30,
             2000).

*  Filed herewith