Form 10-Q
period 2001-01-28
ST JOHN KNITS INTERNATIONAL INC
filed 2001-03-13
CIK 1080280

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2001

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

                              Yes   x   No _____
                                    -



The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,174 shares as of March 9, 2001.

================================================================================

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                   A S S E T S                                                 January 28,            October 29,
                                   -----------                                                    2001                   2000
                                                                                               -----------            ----------
Current Assets:                                                                                (unaudited)
    Cash and cash equivalents............................................................     $  19,002,909          $  25,130,928
    Investments..........................................................................            17,373                 17,373
    Accounts receivable, net.............................................................        29,192,634             29,174,930
    Inventories..........................................................................        46,064,047             49,166,611
    Deferred income tax benefit..........................................................        12,196,359             12,196,359
    Other................................................................................         3,648,047              3,386,916
                                                                                              -------------          -------------
       Total current assets..............................................................       110,121,369            119,073,117
                                                                                              -------------          -------------
Property and equipment:
    Machinery and equipment..............................................................        62,030,554             61,197,026
    Leasehold improvements...............................................................        39,712,665             36,863,431
    Buildings............................................................................        23,531,356             23,513,166
    Furniture and fixtures...............................................................         8,780,579              8,286,382
    Land.................................................................................         7,599,577              7,449,577
    Construction in progress.............................................................         2,763,540              5,678,064
                                                                                              -------------          -------------
                                                                                                144,418,271            142,987,646
    Less--Accumulated depreciation and amortization......................................        63,509,007             59,958,231
                                                                                              -------------          -------------
                                                                                                 80,909,264             83,029,415
                                                                                              -------------          -------------
Deferred financing costs.................................................................        11,718,385             12,261,364
Other assets.............................................................................         6,609,980              4,135,066
                                                                                              -------------          -------------
                                                                                              $ 209,358,998          $ 218,498,962
                                                                                              =============          =============
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------

Current liabilities:
    Accounts payable.....................................................................     $   5,028,905          $  13,351,361
    Accrued expenses.....................................................................        12,823,614             12,080,881
    Current portion of long-term debt....................................................         5,448,000              5,577,398
    Accrued interest expense.............................................................         4,922,523              8,254,994
    Dividends payable....................................................................         6,572,787              5,429,572
    Income taxes payable.................................................................         8,281,322              4,558,120
                                                                                              -------------          -------------
       Total current liabilities.........................................................        43,077,151             49,252,326
Long-term debt, net of current portion...................................................       250,575,698            261,846,745
                                                                                              -------------          -------------
     Total liabilities..................................................................        293,652,849            311,099,071
                                                                                              -------------          -------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
    shares, issued and outstanding--250,000.............................................         25,000,000             25,000,000
                                                                                              -------------          -------------
Redeemable common stock, par value $0.01, issued and outstanding--968,983 shares........         29,069,490             29,069,490
                                                                                              -------------          -------------
Stockholders' deficit:
    Common stock, par value $0.01 per share: Authorized--10,000,000 shares, issued and
      outstanding--5,577,191 shares.....................................................             55,772                 55,772
    Unrealized loss on securities.......................................................            (36,665)               (36,665)
    Cumulative translation adjustment...................................................            (37,355)               152,776
    Additional paid-in capital..........................................................        118,081,394            118,081,394
    Accumulated deficit.................................................................       (256,426,487)          (264,922,876)
                                                                                              -------------          -------------
      Total stockholders' deficit.......................................................       (138,363,341)          (146,669,599)
                                                                                              -------------          -------------
                                                                                              $ 209,358,998          $ 218,498,962
                                                                                              =============          =============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                                        Thirteen Weeks Ended
                                                                           --------------------------------------------
                                                                              January 28, 2001        January 30, 2000
                                                                           --------------------    --------------------
                                                                                            (unaudited)
Net sales...............................................................           $101,182,103             $78,530,593
Cost of sales...........................................................             44,600,827              35,030,450
                                                                           --------------------    --------------------
Gross profit............................................................             56,581,276              43,500,143
Selling, general and administrative expenses............................             32,741,967              29,333,284
                                                                           --------------------    --------------------
Operating income........................................................             23,839,309              14,166,859
Interest expense........................................................              7,767,140               8,231,299
Other income............................................................                597,032                 432,560
                                                                           --------------------    --------------------
Income before income taxes..............................................             16,669,201               6,368,120
Income taxes............................................................              7,029,599               2,628,486
                                                                           --------------------    --------------------
Net income..............................................................              9,639,602               3,739,634
                                                                           --------------------    --------------------
Comprehensive income, net of tax:
  Foreign currency translation adjustments..............................               (109,951)               (128,545)
  Unrealized loss on securities.........................................                     --                  (3,297)
                                                                           --------------------    --------------------
Comprehensive income....................................................           $  9,529,651             $ 3,607,792
                                                                           ====================    ====================


Net income per common share - basic.....................................           $       1.30             $      0.42
                                                                           ====================    ====================
Net income per common share - diluted...................................           $       1.30             $      0.42
                                                                           ====================    ====================
Shares used in the calculation of net income per share-basic............              6,546,174               6,546,174
                                                                           ====================    ====================
Shares used in the calculation of net income per share-diluted..........              6,546,174               6,546,174
                                                                           ====================    ====================


                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Thirteen Weeks Ended
                                                                          --------------------------------------------
                                                                          January 28, 2001            January 30, 2000
                                                                          ----------------            ----------------
                                                                                           (unaudited)
Cash flows from operating activities:
 Net income..........................................................         $  9,639,602                $  3,739,634
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization......................................           3,656,442                   3,254,150
   Amortization of discount on 12.5% notes due 2009...................              34,985                      34,985
   Amortization of deferred loan costs................................             542,979                     736,955
   Loss on disposal of property and equipment.........................              19,467                      21,570
   Partnership losses.................................................              41,285                      45,340
   Minority interest in income of consolidated subsidiaries...........                  --                      22,952
   (Increase) decrease in accounts receivable.........................             (17,704)                  4,932,161
   Decrease in inventories............................................           3,102,564                     763,068
   (Increase) decrease in other current assets........................            (261,131)                    134,281
   (Increase) decrease in other assets................................            (581,247)                    128,191
   Decrease in accounts payable.......................................          (8,322,456)                 (1,420,464)
   Increase (decrease) in accrued expenses............................             742,733                    (646,538)
   Decrease in accrued interest expense...............................          (3,332,471)                 (2,949,035)
   Increase in income taxes payable...................................           3,723,202                     785,572
                                                                              ------------                ------------
     Net cash provided by operating activities........................           8,988,250                   9,582,822
                                                                              ------------                ------------
Cash flows from investing activities:
   Proceeds from sale of property and equipment.......................                  --                      13,017
   Purchase of property and equipment.................................          (1,488,118)                 (4,552,400)
   Sale of short-term investments.....................................                  --                       5,540
   Capital contributions to partnership...............................          (2,055,090)                         --
   Capital distributions from partnership.............................              52,500                      43,052
                                                                              ------------                ------------
     Net cash used in investing activities............................          (3,490,708)                 (4,490,791)
                                                                               -----------                 -----------
Cash flows from financing activities:
   Principal payments on long-term debt...............................         (11,435,430)                (10,085,233)
   Proceeds from issuance of long-term debt...........................                  --                     151,290
   Recapitalization costs.............................................                  --                     (13,053)
   Financing fees and expenses........................................                  --                    (111,292)
                                                                              ------------                ------------
     Net cash used in financing activities............................         (11,435,430)                (10,058,288)
                                                                              ------------                ------------
Effect of exchange rate changes......................................             (190,131)                   (218,911)
                                                                              ------------                ------------
Unrealized loss on securities........................................                   --                      (5,615)
                                                                              ------------                ------------
Net decrease in cash and cash equivalents............................           (6,128,019)                 (5,190,783)
Beginning balance, cash and cash equivalents.........................           25,130,928                  32,443,815
                                                                              ------------                ------------
Ending balance, cash and cash equivalents............................         $ 19,002,909                $ 27,253,032
                                                                              ============                ============

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                    Thirteen Weeks Ended
                                                                        -------------------------------------------
                                                                        January 28, 2001           January 30, 2000
                                                                        ----------------           ----------------
                                                                                        (unaudited)
Supplemental disclosures of cash flow information:
  Cash received for interest income..................................        $    270,698                $    404,233
                                                                             ============                ============
  Cash paid for:
    Interest expense.................................................        $ 10,252,853                $ 10,390,725
                                                                             ============                ============
    Income taxes.....................................................        $  3,296,965                $  1,865,427
                                                                             ============                ============
Supplemental disclosure of noncash financing activity:
 Dividends accrued on mandatorily redeemable preferred stock.........        $  1,143,215                $    997,593
                                                                             ============                ============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated ("SJKI") and its subsidiaries, including St. John Knits, Inc. ("St. John"), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. SJKI and its subsidiaries are collectively referred to herein as "the Company." It is suggested that the accompanying unaudited consolidated financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 2000 as filed with the Securities and Exchange Commission on January 28, 2001.

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


     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending October 28, 2001.


2.   Summary of Accounting Policies

  a. Company Operations

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques and outlets in the United States and internationally. The Company also operates three home furnishing stores and one outlet store under the name St. John Home. All intercompany and interdivisional transactions and accounts have been eliminated.


  b. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were January 28, 2001 and January 30, 2000.


  c. Reclassifications

     Certain reclassifications have been made to the 2000 financial statements in order to conform with the current year presentation.


3.   Dividends

     The Company did not pay any cash dividends to its stockholders during fiscal 2000. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


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


     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:

                                                                            Thirteen Weeks Ended
                                                                        ------------------------------
                                                                        January 28,         January 30,
                                                                           2001                2000
                                                                        ----------          ----------
                                                                                 (unaudited)
Net income.........................................................     $9,639,602          $3,739,634
Less:  preferred stock dividends...................................      1,143,215             997,593
                                                                        ----------          ----------
Income allocated to common stockholders............................     $8,496,387          $2,742,041
                                                                        ==========          ==========
Weighted average shares outstanding................................      6,546,174           6,546,174
                                                                        ==========          ==========
Basic earnings per share...........................................     $     1.30          $     0.42
                                                                        ==========          ==========
Add: dilutive effect of stock options..............................             --                  --
                                                                        ----------          ----------
Shares used to calculate diluted earnings per share................      6,546,174           6,546,174
                                                                        ==========          ==========
Diluted earnings  per share........................................     $     1.30          $     0.42
                                                                        ==========          ==========

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

6.  Inventories

     A summary of the components of inventories is as follows:

                                                      January 28,    October 29,
                                                         2001           2000
                                                      -----------   -----------
                                                      (unaudited)
        Raw materials..............................   $11,880,735   $10,170,195
        Work-in-process............................    10,786,423    12,175,945
        Finished products..........................    23,396,889    26,820,471
                                                      -----------   -----------
                                                      $46,064,047   $49,166,611
                                                      ===========   ===========

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


7.  Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statement of operations, and statement of cash flows information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of January 28, 2001 and October 29, 2000, and for the three months ended January 28, 2001 and January 30, 2000.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               JANUARY 28, 2001
                                  (UNAUDITED)


(Amounts in thousands)                                   PARENT       GUARANTOR      NON-GUARANTOR
                                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        --------------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                  $  18,313      $   280         $   427                           $  19,020
Accounts receivable, net                                   27,706          181           1,307                              29,194
Inventories   (1)                                          43,163        1,359           1,542                              46,064
Deferred income tax benefit                                12,196                            -                              12,196
Other                                                       3,512           98              38                               3,648
Intercompany accounts receivable                            1,215                            -          (1,215)                  -
                                                        --------------------------------------------------------------------------
Total current assets                                      106,105        1,918           3,314          (1,215)            110,122
Property and equipment, net                                74,810        1,348           4,751                              80,909
Investment in subsidiaries                                 (2,708)                           -           2,708                   -
Receivable from consolidated subsidiaries                  17,713                            -         (17,713)                  -
Deferred financing costs                                   11,718                            -                              11,718
Other assets                                                5,601          169             840                               6,610
                                                        --------------------------------------------------------------------------
     Total assets                                       $ 213,239      $ 3,435         $ 8,905       $ (16,220)          $ 209,359
                                                        ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                        $   4,660      $   250         $   119                           $   5,029
Accrued expenses                                           12,475          236             111                              12,822
Current portion of long-term debt                           5,319                          129                               5,448
Accrued interest expense                                    4,923                            -                               4,923
Dividends payable                                           6,573                            -                               6,573
Intercompany accounts payable                                                            1,215          (1,215)                  -
Income taxes payable                                       12,640       (4,605)            247                               8,282
                                                        --------------------------------------------------------------------------
Total current liabilities                                  46,590       (4,119)          1,821          (1,215)             43,077

Intercompany payable                                                    13,584           4,129         (17,713)                  -
Long-term debt, net of current portion                    250,576                            -                             250,576
                                                        --------------------------------------------------------------------------
Total liabilities                                         297,166        9,465           5,950         (18,928)            293,653
                                                        --------------------------------------------------------------------------
Mandatorily redeemable preferred stock                     25,000            -               -               -              25,000
                                                        --------------------------------------------------------------------------
Redeemable common stock                                    29,069            -               -               -              29,069
                                                        --------------------------------------------------------------------------
Total stockholders' equity (deficit)                     (137,996)      (6,030)          2,955           2,708            (138,363)
                                                        --------------------------------------------------------------------------
     Total liabilities and stockholders' equity
       (deficit)                                        $ 213,239      $ 3,435        $  8,905       $ (16,220)          $ 209,359
                                                        ==========================================================================


(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 29, 2000

                                                           COMPANY        GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                                      PARENT       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           -------------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                   $  24,746            $   100          $  302                    $  25,148
Accounts receivable, net                                    28,210                198           1,397          (630)        29,175
Inventories   (1)                                           46,114              1,617           1,365            71         49,167
Deferred income tax benefit                                 12,196                                  -                       12,196
Other                                                        3,141                 91             155                        3,387
Intercompany accounts receivable                               419                                             (419)             -
                                                         ---------------------------------------------------------------------------
Total current assets                                       114,826              2,006           3,219          (978)       119,073
Property and equipment, net                                 77,041              1,269           4,719                       83,029
Investment in subsidiaries                                  (2,545)                                 -         2,545              -
Receivable from consolidated subsidiaries                   17,086                                  -       (17,086)             -
Deferred financing costs                                    12,261                                  -                       12,261
Other assets                                                 3,028                179             929                        4,136
                                                         ---------------------------------------------------------------------------
   Total assets                                          $ 221,697            $ 3,454          $8,867     $(15,519)      $ 218,499
                                                         ===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                       $    12,838          $     219        $    668     $   (374)      $  13,351
Accrued expenses                                            11,740                159             182                       12,081
Current portion of long-term debt                            5,350                                229            (2)         5,577
Accrued interest expense                                     8,255                                  -                        8,255
Dividends payable                                            5,430                                  -                        5,430
Intercompany accounts payable                                                                     419          (419)             -
Income taxes payable                                         8,520             (4,387)            425                        4,558
                                                       -----------------------------------------------------------------------------
Total current liabilities                                   52,133             (4,009)          1,923          (795)        49,252
Intercompany payable                                                           13,194           3,892       (17,086)             -
Long-term debt, net of current portion                     261,847                                183          (183)       261,847
                                                       -----------------------------------------------------------------------------
Total liabilities                                          313,980              9,185           5,998       (18,064)       311,099
                                                       -----------------------------------------------------------------------------
Mandatorily redeemable preferred stock                      25,000                  -               -             -         25,000
                                                       -----------------------------------------------------------------------------
Redeemable common stock                                     29,069                  -               -             -         29,069
                                                       -----------------------------------------------------------------------------
Total stockholders' equity (deficit)                      (146,352)            (5,731)          2,869         2,545       (146,669)
                                                       -----------------------------------------------------------------------------
   Total liabilities and stockholders' equity
      (deficit)                                        $   221,697          $   3,454        $  8,867     $(15,519)      $ 218,499
                                                       =============================================================================


(1) Inventories are shown at cost for all entities

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JANUARY 28, 2001
                                  (UNAUDITED)

                                                                                      NON-
                                                         PARENT     GUARANTOR      GUARANTOR
                                                        COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                       --------------------------------------------------------------------
(Amounts in thousands)

Net sales                                              $  97,189   $      1,777   $      2,216  $          -  $    101,182
Cost of sales                                             42,488          1,186            926                      44,600
                                                       --------------------------------------------------------------------
Gross profit                                              54,701            591          1,290             -        56,582

Selling, general and administrative expenses              30,584          1,111          1,048             -        32,743
                                                       --------------------------------------------------------------------
Operating income (loss)                                   24,117           (520)           242             -        23,839

Interest expense                                           7,767              -              -             -         7,767
Other income/(expense)                                       594              3              -             -           597
                                                       --------------------------------------------------------------------
Income (loss) before income taxes                         16,944           (517)           242             -        16,669
Income taxes                                               7,141           (218)           106             -         7,029
                                                       --------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                9,803           (299)           136             -         9,640
Equity in loss of consolidated subsidiaries                 (163)             -              -           163             -
                                                       --------------------------------------------------------------------
Net income (loss)                                      $   9,640   $       (299)  $        136  $        163  $      9,640
                                                       ====================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JANUARY 30, 2000
                                  (UNAUDITED)


                                                                                NON-
                                                      PARENT     GUARANTOR    GUARANTOR
                                                     COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ------------------------------------------------------------------
(Amounts in thousands)

Net sales                                            $ 74,803       $ 1,562        $ 2,166    $       -        $ 78,531
Cost of sales                                          33,026         1,103            902                       35,031
                                                     ------------------------------------------------------------------
Gross profit                                           41,777           459          1,264            -          43,500

Selling, general and administrative expenses           27,257         1,055          1,021            -          29,333
                                                     ------------------------------------------------------------------
Operating income (loss)                                14,520          (596)           243            -          14,167

Interest expense                                        8,231             -              -            -           8,231
Other income/(expense)                                    434             5             17          (23)            433
                                                     ------------------------------------------------------------------
Income (loss) before income taxes                       6,723          (591)           260          (23)          6,369
Income taxes                                            2,763          (242)           108                        2,629
                                                     ------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                             3,960          (349)           152          (23)          3,740
Equity in loss of consolidated subsidiaries              (220)            -              -          220               -
                                                     ------------------------------------------------------------------
Net income (loss)                                    $  3,740       $  (349)       $   152    $     197        $  3,740
                                                     ==================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED JANUARY 28, 2001
                                  (UNAUDITED)


                                                                                            NON-
                                                                PARENT     GUARANTOR      GUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                               -----------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net Income/Loss                                                $   9,640     $   (299)     $    136       $    163      $  9,640
Adjustments to reconcile net income/loss to net cash
     provided by operating activities:
     Depreciation and amortization                                 3,570           31            55                        3,656
     Amortization of discount on 12.5% notes due 2009                 35                                                      35
     Amortization of deferred loan costs                             543                                                     543
     Loss on disposal of property and equipment                       19                                                      19
     Partnership losses                                               41                                                      41
     Equity in loss of consolidated subsidiaries                     163                                      (163)            -
Cash provided by changes in operating assets
      and liabilities
     Accounts receivable                                            (240)          16           206                          (18)
     Intercompany receivables (net)                                 (907)         391           516                            -
     Inventories                                                   3,020          257          (175)                       3,102
     Other current assets                                           (255)          (6)                                      (261)
     Other assets                                                   (681)          10            90                         (581)
     Accounts payable                                             (8,322)                                                 (8,322)
     Accrued expenses                                                700          108           (65)                         743
     Accrued interest expense                                     (3,332)                                                 (3,332)
     Income taxes payable                                          4,147         (218)         (206)                       3,723
                                                               -----------------------------------------------------------------
          Net cash provided by operating activities                8,141          290           557              -         8,988
                                                               -----------------------------------------------------------------

INVESTING ACTIVITIES:

     Purchases of property and equipment                          (1,226)        (110)         (152)                      (1,488)
     Capital contributions to partnership                         (2,055)                                                 (2,055)
     Capital distributions from partnership                           52                                                      52
                                                               -----------------------------------------------------------------
          Net cash used in investing activities                   (3,229)        (110)         (152)             -        (3,491)
                                                               -----------------------------------------------------------------

FINANCING ACTIVITIES:

     Principle payments of long-term debt                        (11,342)                       (93)                     (11,435)
                                                               -----------------------------------------------------------------
          Net cash used in financing activities                  (11,342)           -           (93)             -       (11,435)
                                                               -----------------------------------------------------------------

Effect of exchange rate changes                                       (2)                      (188)                        (190)
                                                               -----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (6,432)         180           124              -        (6,128)
Beginning balance, cash and cash equivalents                      24,729          100           302                       25,131
                                                               -----------------------------------------------------------------
Ending balance, cash and cash equivalents                      $  18,297     $    280      $    426       $      -      $ 19,003
                                                               =================================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income         $     271                                                $    271
                                                               =================================================================
     Cash paid during the year for:
          Interest expense                                     $  10,252                   $      1       $             $ 10,253
                                                               =================================================================
          Income taxes                                         $   3,297                                                $  3,297
                                                               =================================================================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred
      stock                                                    $   1,143                                                $  1,143
                                                               =================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED JANUARY 30, 2000
                                  (UNAUDITED)

                                                                                             NON-
                                                                  PARENT    GUARANTOR      GUARANTOR
                                                                 COMPANY   SUBSIDIARIES  SUBSIDIDRIES   ELIMINATIONS  CONSOLIDATED
                                                           ------------------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:
Net Income                                                       $  3,740      $ (349)       $ 152          $ 197           $ 3,740
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                  3,160          39           55                            3,254
     Amortization of discount on 12.5% notes due 2009                  35                                                        35
     Amortization of deferred loan costs                              737                                                       737
     Loss on disposal of property and equipment                        21                                                        21
     Partnership losses                                                45                                                        45
     Minority interest in income of consolidated subsidiaries           -                                      23                23
     Equity in loss of consolidated subsidiaries                      220                                    (220)                -
Cash provided by (used in) changes in operating assets
      and liabilities
     Accounts receivable                                            4,584          78          270                            4,932
     Intercompany receivables (net)                                   (48)        362         (314)                               -
     Inventories                                                      401         176          186                              763
     Other current assets                                             122          12                                           134
     Other assets                                                      70         (16)          74                              128
     Accounts payable                                              (1,420)                                                   (1,420)
     Accrued expenses                                                (732)         14           72                             (646)
     Accrued interest expense                                      (2,949)                                                   (2,949)
     Income taxes payable                                           1,075        (243)         (46)                             786
                                                                 ------------------------------------------------------------------
          Net cash provided by operating activities                 9,061          73          449              -             9,583
                                                                 ------------------------------------------------------------------
INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                      13                                                        13
     Purchases of property and equipment                           (4,465)                     (87)                          (4,552)
     Sale of short-term investments                                     5                                                         5
     Capital distributions from partnership                            43                                                        43
                                                                 ------------------------------------------------------------------
         Net cash used in investing activities                     (4,404)          -          (87)             -            (4,491)
                                                                 ------------------------------------------------------------------
FINANCING ACTIVITIES:

     Principle payments of long-term debt                          (9,997)                     (88)                         (10,085)
     Proceeds from issuance of long-term debt                         151                                                       151
     Recapitalization costs                                           (13)                                                      (13)
     Financing fees and expenses                                     (111)                                                     (111)
                                                                -------------------------------------------------------------------
          Net cash used in financing activities                    (9,970)          -          (88)             -           (10,058)
                                                                -------------------------------------------------------------------

Effect of exchange rate changes                                      (115)                    (104)                            (219)
Unrealized loss on securities                                          (6)                                                       (6)
                                                                -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (5,434)         73          170              -            (5,191)
Beginning balance, cash and cash equivalents                       32,245          80          119                           32,444
                                                                -------------------------------------------------------------------
Ending balance, cash and cash equivalents                        $ 26,811      $  153        $ 289          $   -          $ 27,253
                                                                ===================================================================
Supplemental disclosures of cash flow information:

     Cash received during the year for interest income           $    404                                                  $    404
                                                                ===================================================================
     Cash paid during the year for:
          Interest expense                                       $ 10,391                                                  $ 10,391
                                                                ===================================================================
          Income taxes                                           $  1,865                                                  $  1,865
                                                                ===================================================================
Supplemental disclosure of noncash financing activity:

     Dividends accrued on mandatorily redeemable                ===================================================================
           preferred stock                                       $    998                                                  $    998
                                                                ===================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, the results of operations as a percentage of net sales:



                                                                            Percent of Net Sales
                                                                            Thirteen Weeks Ended
                                                                             ("First Quarter")
                                                                    ---------------------------------
                                                                      January 28,        January 30,
                                                                          2001               2000
                                                                    --------------     --------------
Net sales.................................................                   100.0%             100.0%
Cost of sales.............................................                    44.1               44.6
                                                                    --------------     --------------
Gross profit..............................................                    55.9               55.4
Selling, general and administrative expenses..............                    32.4               37.4
                                                                    --------------     --------------
Operating income..........................................                    23.5               18.0
Interest expense..........................................                     7.7               10.5
Other income..............................................                     0.6                0.6
                                                                    --------------     --------------
Income before income taxes................................                    16.4                8.1
Income taxes..............................................                     6.9                3.3
                                                                    --------------     --------------
Net income................................................                     9.5%               4.8%
                                                                    ==============     ==============

First Quarter Fiscal 2001 Compared to First Quarter Fiscal 2000

     Net sales for the first quarter of fiscal 2001 increased by $22,652,000, or 28.8% over the first quarter of fiscal 2000. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $20,118,000, including an increase of $5,517,000 in sales of the Sport product line to these customers and (ii) an increase in sales by company-owned retail stores of approximately $2,365,000, due in part to increased sales at a number of the retail boutiques, including a significant increases for the boutique located in Palm Desert, California, and the addition of four retail boutiques and one outlet store since the beginning of fiscal 2000. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first quarter of fiscal 2001 increased by $13,081,000, or 30.1% as compared with the first quarter of fiscal 2000, and increased as a percentage of net sales to 55.9% from 55.4%. This increase in the gross profit margin was primarily due to an increase in the gross profit margin for the Knit division, due to an increase in the number of garments being manufactured and sold without a corresponding increase in the production costs and an improvement in manufacturing efficiency.

     Selling, general and administrative expenses for the first quarter of fiscal 2001 increased by $3,409,000, or 11.6% over the first quarter of fiscal 2000, but decreased as a percentage of net sales to 32.4% from 37.4%. This decrease in selling, general and administrative expenses as a percent of net sales was primarily due to an increase in net sales without a corresponding increase in selling, general and administrative expenses.

     Operating income for the first quarter of fiscal 2001 increased by $9,672,000, or 68.3% over the first quarter of fiscal 2000. Operating income as percentage of net sales increased to 23.5% from 18.0% during the same period. This increase in operating income as a percentage of net sales was due to the increase in the gross profit margin and a decrease in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the first quarter of fiscal 2001 decreased by $464,000 from the first quarter of fiscal 2000. This decrease was due to a reduction in the debt balance, including a prepayment of debt made during the first quarter of fiscal 2001 of $10 million.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first three months of fiscal 2001, cash provided by operating activities was $8,988,000. Cash provided by operating activities was primarily generated by net income, an increase in income taxes payable and a decrease in inventories, while cash used in operating activities was primarily used to fund a decrease in accounts payable and accrued interest expense. Cash used in investing activities was $3,491,000 during the first three months of fiscal 2001. The principal use of cash for the purchase of property and equipment was for upgrades to the Company's computer systems and for the construction of leasehold improvements to expand the boutique located in Palm Desert, California. Cash used in financing activities was $11,435,000 during the first three months of fiscal 2001, primarily due to a prepayment made on the senior secured debt of $10 million.

     The Company anticipates purchasing property and equipment of approximately $18.0 million during the remainder of fiscal 2001. The estimated $18.0 million will be used principally for upgrades to the Company's computer systems, the construction of leasehold improvements for a new showroom location in New York, the purchase of electronic knitting machines, the purchase of 5 acres of land in Mexico to be used for the future expansion of our manufacturing facilities, the construction of leasehold improvements for new boutique locations in Bal Harbor, Florida and Denver, Colorado and the construction of leasehold improvements for three additional retail boutiques.

     As of January 28, 2001, the Company had approximately $67,044,000 in working capital and $19,020,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 1.0% (9.0% at January 28, 2001) or a Eurodollar rate plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of January 28, 2001, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash primarily in a money market fund.

     Total debt outstanding decreased $11,400,000 to $256,024,000 at January 28, 2001. The Company's outstanding debt is comprised of bank borrowings of $157,188,000 and senior subordinated notes of $98,836,000.

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

     The Company did not pay any cash dividends during fiscal 2000. The Company's ability to pay dividends is restricted by the terms of the Company's senior secured credit facilities and senior subordinated note indenture. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

     The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $27,751,693 and $17,814,986 for the first three months of fiscal 2001 and 2000, respectively. The credit agreement is filed as Exhibit (a)(1) to the Company's Amendment no. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 2001, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility and
(iii) the Company's anticipation that it will not pay cash dividends on its common stock in the future.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) the inability of the Company to meet the financial covenants under its senior secured credit facilities and subordinated note indenture. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's Form 10-K for the year ended October 29, 2000 and the risk factors described therein are incorporated herein by reference.

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

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are typically entered into at the time the Company prices its products. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro and the British pound. At January 28, 2001, the Company had contracts maturing through April 30, 2001 to sell 1.8 million Euros at rates ranging from
 .88 to .95 U.S. dollars to the Euro.

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

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.6 million.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     None

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits required by Item 601 of Regulation S-K.

     None

     (b)  Reports on Form 8-K.

     1. On January 4, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that H.W. Mullins was appointed as Chief Executive Officer.

  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



March 9, 2001                ST. JOHN KNITS INTERNATIONAL, INCORPORATED


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