Form 10-Q
period 2001-04-29
ST JOHN KNITS INTERNATIONAL INC
filed 2001-06-13
CIK 1080280

         =======================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 29, 2001

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to ______________

                       Commission File Number 333-73107



                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)


                   Delaware                               52-2061057
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)              Identification Number)

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

                                  Yes [X]    No
                                               ---

         The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,174 shares as of June 11, 2001.

         =======================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                          ASSETS                                                   April 29,        October 29,
                                          ------                                                      2001              2000
                                                                                               ------------------------------------
Current assets:                                                                                   (unaudited)
     Cash and cash equivalents............................................................        $ 24,289,191      $ 25,130,928
     Investments..........................................................................              10,380            17,373
     Accounts receivable, net.............................................................          24,978,223        29,174,930
     Inventories..........................................................................          47,895,794        49,166,611
     Deferred income tax benefit..........................................................          12,196,359        12,196,359
     Prepaid income tax...................................................................             904,959                --
     Other................................................................................           3,530,255         3,386,916
                                                                                               ---------------    --------------
          Total current assets............................................................         113,805,161       119,073,117
                                                                                               ---------------    --------------
Property and equipment:
     Machinery and equipment..............................................................          62,573,851        61,197,026
     Leasehold improvements...............................................................          40,899,700        36,863,431
     Buildings............................................................................          23,531,356        23,513,166
     Furniture and fixtures...............................................................           8,813,816         8,286,382
     Land.................................................................................           8,565,467         7,449,577
     Construction in progress.............................................................           4,070,763         5,678,064
                                                                                               ---------------    --------------
                                                                                                   148,454,953       142,987,646
     Less--Accumulated depreciation and amortization......................................          66,085,504        59,958,231
                                                                                               ---------------    --------------
                                                                                                    82,369,449        83,029,415
                                                                                               ---------------    --------------
Deferred financing costs..................................................................          11,177,598        12,261,364
Other assets..............................................................................           7,449,159         4,135,066
                                                                                               ---------------    --------------
                                                                                                  $214,801,367      $218,498,962
                                                                                               ===============    ==============
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

Current liabilities:
     Accounts payable.....................................................................       $   6,473,860     $  13,351,361
     Accrued expenses.....................................................................          16,079,649        12,080,881
     Current portion of long-term debt....................................................           5,794,988         5,577,398
     Accrued interest expense.............................................................           8,036,269         8,254,994
     Preferred dividends payable..........................................................           7,775,607         5,429,572
     Income taxes payable.................................................................                  --         4,558,120
                                                                                               ---------------    --------------
          Total current liabilities.......................................................          44,160,373        49,252,326
Long-term debt, net of current portion....................................................         248,970,619       261,846,745
                                                                                               ---------------    --------------
          Total liabilities...............................................................         293,130,992       311,099,071
                                                                                               ---------------    --------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
        shares, issued and outstanding--250,000 shares....................................          25,000,000        25,000,000
                                                                                               ---------------    --------------
Redeemable common stock, par value $0.01, issued and outstanding--968,983
        shares............................................................................          35,852,371        29,069,490
                                                                                               ---------------    --------------
Stockholders' deficit:
     Common stock, par value $0.01 per share : Authorized--10,000,000 shares, issued and
        outstanding--5,577,191 shares.....................................................              55,772            55,772
     Unrealized loss on securities........................................................             (40,479)          (36,665)
     Cumulative translation adjustment....................................................            (189,352)          152,776
     Additional paid-in capital...........................................................         111,298,514       118,081,394
     Accumulated deficit..................................................................        (250,306,451)     (264,922,876)
                                                                                               ---------------    --------------
          Total stockholders' deficit.....................................................        (139,181,996)     (146,669,599)
                                                                                               ---------------    --------------
                                                                                                $  214,801,367    $  218,498,962
                                                                                               ===============    ==============

                             See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                      Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                                --------------------------------   ---------------------------------
                                                                    April 29,        April 30,        April 29,          April 30,
                                                                      2001             2000             2001               2000
                                                                ---------------  ---------------   ---------------   ---------------
                                                                           (unaudited)                         (unaudited)
Net sales.....................................................   $ 97,059,982     $  84,242,345     $ 198,242,086     $ 162,772,938
Cost of sales.................................................     40,526,593        35,083,867        85,127,420        70,114,317
                                                                ---------------  ---------------   ---------------   ---------------
Gross profit..................................................     56,533,389        49,158,478       113,114,666        92,658,621
Selling, general and administrative expenses..................     36,397,647        32,397,212        69,139,615        61,730,496
                                                                ---------------  ---------------   ---------------   ---------------
Operating income..............................................     20,135,742        16,761,266        43,975,051        30,928,125
Interest expense..............................................      7,680,230         7,926,279        15,447,371        16,157,578
Other income..................................................        200,859           436,829           797,892           869,388
                                                                ---------------  ---------------   ---------------   ---------------
Income before income taxes....................................     12,656,371         9,271,816        29,325,572        15,639,935
Income taxes..................................................      5,333,515         3,963,779        12,363,114         6,592,265
                                                                ---------------  ---------------   ---------------   ---------------
Net income....................................................      7,322,856         5,308,037        16,962,458         9,047,670
                                                                ---------------  ---------------   ---------------   ---------------
Comprehensive income, net of tax:
  Foreign currency translation adjustments....................        (87,944)           (7,582)         (197,895)         (134,301)
  Unrealized loss on securities...............................         (2,207)             (747)           (2,207)           (3,962)
                                                                ---------------  ---------------   ---------------   ---------------
Comprehensive income..........................................   $   7,232,705    $   5,299,708     $  16,762,356     $   8,909,407
                                                                ===============  ===============   ===============   ===============



Earnings per common share - basic.............................   $        0.93    $        0.65     $        2.23     $        1.07
                                                                ===============  ===============   ===============   ===============
Earnings per common share - diluted...........................   $        0.93    $        0.65     $        2.23     $        1.07
                                                                ===============  ===============   ===============   ===============
Shares used in the calculation of earnings per common share-
  basic.......................................................       6,546,174        6,546,174         6,546,174         6,546,174
                                                                ===============  ===============   ===============   ===============
Shares used in the calculation of earnings  per common share-
  diluted.....................................................       6,602,610        6,546,174         6,546,174         6,546,174
                                                                ===============  ===============   ===============   ===============


                             See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Twenty-Six Weeks Ended
                                                                               --------------------------------------------
                                                                                 April 29, 2001            April 30, 2000
                                                                               -----------------        -------------------
                                                                                               (unaudited)
Cash flows from operating activities:
   Net income.............................................................         $  16,962,458            $    9,047,670
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization........................................             7,245,822                 6,519,358
     Amortization of discount on 12.5% notes due 2009.....................                69,969                    69,969
     Amortization of deferred loan costs..................................             1,083,766                 1,310,988
     Loss on disposal of property and equipment...........................                15,795                    33,051
     Partnership losses...................................................               137,807                    90,088
     Minority interest in income of consolidated subsidiaries.............                    --                    30,254
     Book value in excess of purchase price of minority interest in
      Japan subsidiary....................................................                    --                  (495,188)
     Decrease in accounts receivable......................................             4,196,707                 5,856,904
     (Increase) decrease in inventories...................................             1,270,817                  (377,883)
     Increase  in prepaid income tax......................................              (904,959)                       --
     (Increase) decrease in other current assets..........................              (143,339)                  307,275
     Increase in other assets.............................................              (590,354)                 (102,495)
     Decrease in accounts payable.........................................            (6,877,501)                 (229,618)
     Increase in accrued expenses.........................................             3,998,768                   813,119
     Decrease in accrued interest expense.................................              (218,725)               (3,239,818)
     Decrease in income taxes payable.....................................            (4,558,120)               (1,153,895)
                                                                               ------------------       -------------------
          Net cash provided by operating activities.......................            21,688,911                18,479,779
                                                                               ------------------       -------------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment.........................                 4,500                    13,017
     Purchase of property and equipment...................................            (6,476,701)              (10,079,251)
     Purchase of minority interest in Japanese subsidiary.................                    --                  (228,457)
     Purchase of foreign trademark........................................                    --                   (70,000)
     Sale of short-term investments.......................................                 6,993                     6,651
     Capital contributions to partnership.................................            (3,060,993)                 (129,459)
     Capital distributions from partnership...............................                70,000                   103,500
                                                                               ------------------       -------------------
          Net cash used in investing activities...........................            (9,456,201)              (10,383,999)
                                                                               ------------------       -------------------
Cash flows from financing activities:
     Principal payments on long-term debt.................................           (12,728,505)              (21,657,840)
     Proceeds from issuance of long-term debt.............................                    --                    48,949
     Recapitalization costs...............................................                    --                   (19,458)
     Financing fees and expenses..........................................                    --                  (132,594)
                                                                               ------------------       -------------------
          Net cash used in financing activities...........................           (12,728,505)              (21,760,943)
                                                                               ------------------       -------------------

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                          Twenty-Six Weeks Ended
                                                                               --------------------------------------------
                                                                                 April 29, 2001            April 30, 2000
                                                                               -----------------        -------------------
                                                                                               (unaudited)

Effect of exchange rate changes...........................................              (342,128)                 (232,155)
                                                                               ------------------       -------------------
Unrealized loss on securities.............................................                (3,814)                   (6,920)
                                                                               ------------------       -------------------
Net decrease in cash and cash equivalents.................................              (841,737)              (13,904,238)
                                                                               ------------------       -------------------
Beginning balance, cash and cash equivalents..............................            25,130,928                32,443,815
                                                                               ------------------       -------------------
Ending balance, cash and cash equivalents.................................         $  24,289,191            $   18,539,577
                                                                               ==================       ===================
Supplemental disclosures of cash flow information:
     Cash received during the twenty-six weeks for interest income........         $     473,139            $      744,483
                                                                               ==================       ===================
     Cash paid during the twenty-six weeks for:
          Interest expense................................................         $  14,014,140            $   17,963,381
                                                                               ==================       ===================
          Income taxes....................................................         $  17,811,373            $    7,766,242
                                                                               ==================       ===================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock..........         $   2,346,035            $    2,022,990
                                                                               ==================       ===================

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated ("SJKI") and its subsidiaries, including St. John Knits, Inc. ("St. John"), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. SJKI and its subsidiaries are collectively referred to herein as "the Company." It is suggested that the accompanying unaudited consolidated financial statements and notes thereto be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 29, 2000 as filed with the Securities and Exchange Commission on January 28, 2001.

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

2.   Summary of Accounting Policies

     Company Operations

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques and outlets in the United States and internationally. The Company also operates three home furnishing stores and one home furnishing outlet store under the name St. John Home. All intercompany and interdivisional transactions and accounts have been eliminated.

     Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were April 29, 2001 and April 30, 2000.


     Reclassifications

     Certain reclassifications have been made to the fiscal 2000 financial statements in order to conform with the current year presentation.

3.   Dividends

     The Company has not paid any cash dividends to its stockholders since the completion of the mergers in July 1999. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)

4.   Earnings Per Share

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Under SFAS No. 128, basic earnings per share includes the weighted average number of common shares outstanding during the period and excludes the dilutive effect of common stock equivalents, including stock options. Diluted earnings per share includes all dilutive items. Dilution is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:

                                                             Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                       ----------------------------------  -----------------------------------
                                                        April 29, 2001   April 30, 2000     April 29, 2001     April 30, 2000
                                                       ----------------- ----------------  ------------------  ---------------
Net income............................................     $7,322,856       $5,308,037        $16,962,458        $9,047,670
Less:  preferred stock dividends......................      1,202,820        1,025,397          2,346,035         2,022,990
                                                       ----------------- ----------------  ----------------- -----------------
Income allocated to common stockholders...............     $6,120,036       $4,282,640        $14,616,423        $7,024,680
                                                       ================= ================  ================= =================
Weighted average shares outstanding...................      6,546,174        6,546,174          6,546,174         6,546,174
                                                       ================= ================  ================= =================
Basic earnings per share..............................     $     0.93       $     0.65        $      2.23        $     1.07
                                                       ================= ================  ================= =================
Add:  dilutive effect of stock options................         56,436               --                 --                --
                                                       ----------------- ----------------  ----------------- -----------------
Shares used to calculate diluted earnings per share...      6,602,610        6,546,174          6,546,174         6,546,174
                                                       ================= ================  ================= =================
Diluted earnings per share............................     $     0.93       $     0.65        $      2.23        $     1.07
                                                       ================= ================  ================= =================

5.   Inventories

     A summary of the components of inventories is as follows:
                                               April 29,           October 29,
                                                  2001                2000
                                             ---------------     ---------------

          Raw materials....................    $13,632,152         $10,170,195
          Work-in-process..................      9,252,524          12,175,945
          Finished products................     25,011,118          26,820,471
                                               -----------         -----------
                                               $47,895,794         $49,166,611
                                               ===========         ===========

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


6.  Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statement of income, and statement of cash flows information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of April 29, 2001 and October 29, 2000, and for the 13 and 26 weeks ended April 29, 2001 and April 30, 2000.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                APRIL 29, 2001
                                  (Unaudited)



(Amounts in thousands)                                        PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                           ----------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                       $  23,583     $   269        $   447     $       -         $  24,299
Accounts receivable, net                                        23,625         151          1,323          (120)           24,979
Inventories   (1)                                               45,055       1,360          1,410            71            47,896
Deferred income tax benefit                                     12,196                                                     12,196
Prepaid income tax                                               1,211                       (306)                            905
Other                                                            3,370         158              2                           3,530
Intercompany accounts receivable                                 1,029                                   (1,029)                -
                                                             --------------------------------------------------------------------
Total current assets                                           110,069       1,938          2,876        (1,078)          113,805
Property and equipment, net                                     75,400       1,354          5,616                          82,370
Investment in subsidiaries                                      (2,899)                                   2,899                 -
Receivable from consolidated subsidiaries                       14,440                                  (14,440)                -
Deferred financing costs                                        11,178                                                     11,178
Other assets                                                     6,525         173            750                           7,448
                                                             --------------------------------------------------------------------
     Total assets                                            $ 214,713     $ 3,465        $ 9,242     $ (12,619)        $ 214,801
                                                             ====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                             $   6,079     $   212        $   203     $     (20)        $   6,474
Accrued expenses                                                15,787         187            105                          16,079
Current portion of long-term debt                                5,747                         77           (29)            5,795
Accrued interest expense                                         8,036                                                      8,036
Dividends payable                                                7,776                                                      7,776
Intercompany accounts payable                                                               1,029        (1,029)                -
                                                             --------------------------------------------------------------------
Total current liabilities                                       43,425         399          1,414        (1,078)           44,160

Intercompany payable                                                         9,379          5,061       (14,440)                -
Long-term debt, net of current portion                         248,971                                                    248,971
                                                             --------------------------------------------------------------------
Total liabilities                                              292,396       9,778          6,475       (15,518)          293,131
                                                             --------------------------------------------------------------------
Mandatorily redeemable preferred stock                          25,000                                                     25,000
                                                             --------------------------------------------------------------------
Redeemable common stock                                         35,852                                                     35,852
                                                             --------------------------------------------------------------------
Total stockholders' equity (deficit)                          (138,535)     (6,313)         2,767         2,899          (139,182)
                                                             --------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)    $ 214,713     $ 3,465        $ 9,242     $ (12,619)        $ 214,801
                                                             ====================================================================

(1) Inventories are shown at cost for all entities.

                                           ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                                        SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                          OCTOBER 29, 2000

(Amounts in thousands)                                        PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                           -----------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and investments                       $  24,746     $   100        $   302     $       -         $  25,148
Accounts receivable, net                                        28,210         198          1,397          (630)           29,175
Inventories   (1)                                               46,114       1,617          1,365            71            49,167
Deferred income tax benefit                                     12,196                                                     12,196
Other                                                            3,141          91            155                           3,387
Intercompany accounts receivable                                   419                                     (419)                -
                                                           ----------------------------------------------------------------------
Total current assets                                           114,826       2,006          3,219          (978)          119,073
Property and equipment, net                                     77,041       1,269          4,719                          83,029
Investment in subsidiaries                                      (2,545)                                   2,545                 -
Receivable from consolidated subsidiaries                       17,086                                  (17,086)                -
Deferred financing costs                                        12,261                                                     12,261
Other assets                                                     3,028         179            929                           4,136
                                                           ----------------------------------------------------------------------
     Total assets                                            $ 221,697     $ 3,454        $ 8,867     $ (15,519)        $ 218,499
                                                           ======================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                             $  12,838     $   219        $   668     $    (374)        $  13,351
Accrued expenses                                                11,740         159            182                          12,081
Current portion of long-term debt                                5,350                        229            (2)            5,577
Accrued interest expense                                         8,255                                                      8,255
Dividends payable                                                5,430                                                      5,430
Intercompany accounts payable                                                                 419          (419)                -
Income taxes payable                                             8,520      (4,387)           425                           4,558
                                                           ----------------------------------------------------------------------
Total current liabilities                                       52,133      (4,009)         1,923          (795)           49,252


Intercompany payable                                                        13,194          3,892       (17,086)                -
Long-term debt, net of current portion                         261,847                        183          (183)          261,847
                                                           ----------------------------------------------------------------------
Total liabilities                                              313,980       9,185          5,998       (18,064)          311,099
                                                           ----------------------------------------------------------------------
Mandatorily redeemable preferred stock                          25,000                                                     25,000
                                                           ----------------------------------------------------------------------
Redeemable common stock                                         29,069                                                     29,069
                                                           ----------------------------------------------------------------------
Total stockholders' equity (deficit)                          (146,352)     (5,731)         2,869         2,545          (146,669)
                                                           ----------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)    $ 221,697     $ 3,454        $ 8,867     $ (15,519)        $ 218,499
                                                           ======================================================================

(1) Inventories are shown at cost for all entities.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THIRTEEN WEEKS ENDED APRIL 29, 2001
                                  (Unaudited)



                                                              PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             ---------------------------------------------------------------------
(Amounts in thousands)
Net sales                                                    $  93,321   $      1,701   $      2,037  $          -    $     97,059
Cost of sales                                                   38,590          1,061            876                        40,527
                                                             ---------------------------------------------------------------------
Gross profit                                                    54,731            640          1,161             -          56,532

Selling, general and administrative expenses                    34,243          1,131          1,023                        36,397
                                                             ---------------------------------------------------------------------
Operating income (loss)                                         20,488           (491)           138             -          20,135

Interest expense                                                 7,680                                                       7,680
Other income                                                       182              2             17                           201
                                                             ---------------------------------------------------------------------
Income (loss) before income taxes                               12,990           (489)           155             -          12,656
Income taxes                                                     5,476           (206)            64                         5,334
                                                             ---------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                      7,514           (283)            91                         7,322
Equity in loss of consolidated subsidiaries                       (191)                                        191               -
                                                             ---------------------------------------------------------------------
Net income (loss)                                            $   7,323   $       (283)  $         91  $        191    $      7,322
                                                             =====================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THIRTEEN WEEKS ENDED APRIL 30, 2000
                                  (Unaudited)


                                                              PARENT      GUARANTOR   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                             ---------------------------------------------------------------------
(Amounts in thousands)
Net sales                                                    $  81,061     $   1,126     $    2,055    $        -     $     84,242
Cost of sales                                                   33,666           655            762                         35,083
                                                             ---------------------------------------------------------------------
Gross profit                                                    47,395           471          1,293             -           49,159

Selling, general and administrative expenses                    30,470           959            968                         32,397
                                                             ---------------------------------------------------------------------
Operating income (loss)                                         16,925          (488)           325             -           16,762

Interest expense                                                 7,927                                                       7,927
Other income/(expense)                                             427             4             12            (7)             436
                                                             ---------------------------------------------------------------------
Income (loss) before income taxes                                9,425          (484)           337            (7)           9,271
Income taxes                                                     4,003          (204)           164                          3,963
                                                             ---------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                      5,422          (280)           173            (7)           5,308
Equity in loss of consolidated subsidiaries                        (83)                                        83               -
                                                             ---------------------------------------------------------------------
Net income (loss)                                            $   5,339     $    (280)    $      173    $       76     $      5,308
                                                             =====================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     TWENTY-SIX WEEKS ENDED APRIL 29, 2001
                                  (Unaudited)

                                                              PARENT      GUARANTOR     NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                           -----------------------------------------------------------------------
(Amounts in thousands)

Net sales                                                    $ 190,510     $ 3,478        $ 4,254     $       -         $ 198,242
Cost of sales                                                   81,078       2,247          1,802                          85,127
                                                           -----------------------------------------------------------------------
Gross profit                                                   109,432       1,231          2,452             -           113,115

Selling, general and administrative expenses                    64,827       2,242          2,071                          69,140
                                                           -----------------------------------------------------------------------
Operating income (loss)                                         44,605      (1,011)           381             -            43,975

Interest expense                                                15,447                                                     15,447
Other income                                                       776           5             17                             798
                                                           -----------------------------------------------------------------------
Income (loss) before income taxes                               29,934      (1,006)           398             -            29,326
Income taxes                                                    12,617        (424)           170                          12,363
                                                           -----------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                     17,317        (582)           228                          16,963
Equity in loss of consolidated subsidiaries                       (354)                                     354                 -
                                                           -----------------------------------------------------------------------
Net income (loss)                                            $  16,963     $  (582)       $   228     $     354         $  16,963
                                                           =======================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     TWENTY-SIX WEEKS ENDED APRIL 30, 2000
                                  (Unaudited)

                                                              PARENT      GUARANTOR    NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                           -----------------------------------------------------------------------
(Amounts in thousands)

Net sales                                                    $ 155,864     $ 2,688        $ 4,221      $       -        $ 162,773
Cost of sales                                                   66,693       1,758          1,663                          70,114
                                                           -----------------------------------------------------------------------
Gross profit                                                    89,171         930          2,558              -           92,659

Selling, general and administrative expenses                    57,727       2,014          1,989                          61,730
                                                           -----------------------------------------------------------------------
Operating income (loss)                                         31,444      (1,084)           569              -           30,929

Interest expense                                                16,158                                                     16,158
Other income/(expense)                                             861           9             29            (30)             869
                                                           -----------------------------------------------------------------------
Income (loss) before income taxes                               16,147      (1,075)           598            (30)          15,640
Income taxes                                                     6,766        (446)           272                           6,592
                                                           -----------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                      9,381        (629)           326            (30)           9,048
Equity in loss of consolidated subsidiaries                       (303)                                      303                -
                                                           -----------------------------------------------------------------------
Net income (loss)                                            $   9,078     $  (629)       $   326      $     273        $   9,048
                                                           =======================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     TWENTY-SIX WEEKS ENDED APRIL 29, 2001
                                  (Unaudited)

                                                                   PARENT      GUARANTOR   NON-GUARANTOR
                                                                  COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                  ------------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net income (loss)                                                 $   16,963    $ (582)      $    228       $  354       $ 16,963
Adjustments to reconcile net income/loss to net cash
     provided by operating activities:
     Depreciation and amortization                                     7,074        64            108                       7,246
     Amortization of discount on 12.5% notes due 2009                     70                                                   70
     Amortization of deferred loan costs                               1,084                                                1,084
     Loss on disposal of property and equipment                           16                                                   16
     Partnership losses                                                  138                                                  138
     Equity in loss of consolidated subsidiaries                         354                                  (354)             -
Cash provided by changes in operating assets
      and liabilities
     Accounts receivable                                               3,923        47            227                       4,197
     Intercompany receivables (net)                                   (2,144)      998          1,146                           -
     Prepaid income tax                                                 (905)                                                (905)
     Inventories                                                       1,059       257            (45)                      1,271
     Other current assets                                                (79)      (66)             1                        (144)
     Other assets                                                       (775)        6            178                        (591)
     Accounts payable                                                 (6,878)                                              (6,878)
     Accrued expenses                                                  3,981        19             (1)                      3,999
     Accrued interest expense                                           (219)                                                (219)
     Income taxes payable                                             (4,014)     (424)          (120)                     (4,558)
                                                                  ---------------------------------------------------------------
          Net cash provided by operating activities                   19,648       319          1,722            -         21,689
                                                                  ---------------------------------------------------------------

INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                          5                                                    5
     Purchases of property and equipment                              (5,254)     (149)        (1,074)                     (6,477)
     Sale of short-term investments                                        7                                                    7
     Capital contributions to partnership                             (3,061)                                              (3,061)
     Capital distributions from partnership                               70                                                   70
                                                                  ---------------------------------------------------------------
          Net cash used in investing activities                       (8,233)     (149)        (1,074)           -         (9,456)
                                                                  ---------------------------------------------------------------

FINANCING ACTIVITIES:

     Principle payments of long-term debt                            (12,555)                    (174)                    (12,729)
                                                                  ---------------------------------------------------------------
          Net cash used in financing activities                      (12,555)        -           (174)           -        (12,729)
                                                                  ---------------------------------------------------------------

Effect of exchange rate changes                                          (13)                    (329)                       (342)
                                                                  ---------------------------------------------------------------
Unrealized loss on securities                                             (4)                                                  (4)
                                                                  ---------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (1,157)      170            145            -           (842)
                                                                  ---------------------------------------------------------------
Beginning balance, cash and cash equivalents                          24,729       100            302                      25,131
                                                                  ---------------------------------------------------------------
Ending balance, cash and cash equivalents                         $   23,572    $  270       $    447       $    -       $ 24,289
                                                                  ===============================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income            $      473    $    -       $      -       $    -       $    473
                                                                  ===============================================================
     Cash paid during the year for:
          Interest expense                                        $   14,013    $    -       $      1       $    -       $ 14,014
                                                                  ===============================================================
          Income taxes                                            $   17,811    $    -       $      -       $    -       $ 17,811
                                                                  ===============================================================

Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock  $    2,346    $    -       $      -       $    -       $  2,346
                                                                  ===============================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     TWENTY-SIX WEEKS ENDED APRIL 30, 2000
                                  (Unaudited)

                                                                   PARENT      GUARANTOR   NON-GUARANTOR
                                                                  COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                  ------------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)                                                 $   9,078     $ (629)      $ 326         $  273      $  9,048
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                    6,329         79         111                        6,519
     Amortization of discount on 12.5% notes due 2009                    70                                                  70
     Amortization of deferred loan costs                              1,311                                               1,311
     Loss on disposal of property and equipment                          33                                                  33
     Partnership losses                                                  90                                                  90
     Minority interest in income of consolidated subsidiaries             -                                    30            30
     Book value in excess of purchase price of minority interest
          in Japan subsidiary                                          (495)                                               (495)
     Equity in loss of consolidated subsidiaries                        303                                  (303)            -
Cash provided by (used in) changes in operating assets
      and liabilities
     Accounts receivable                                              5,511         64         282                        5,857
     Intercompany receivables (net)                                    (456)     1,016        (560)                           -
     Inventories                                                       (923)       195         350                         (378)
     Other current assets                                               295         12                                      307
     Other assets                                                      (188)       (45)        131                         (102)
     Accounts payable                                                  (229)                                               (229)
     Accrued expenses                                                   918       (149)         44                          813
     Accrued interest expense                                        (3,240)                                             (3,240)
     Income taxes payable                                              (824)      (446)        116                       (1,154)
                                                                  -------------------------------------------------------------
          Net cash provided by operating activities                  17,583         97         800              -        18,480
                                                                  -------------------------------------------------------------

INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                        13                                                  13
     Purchases of property and equipment                             (9,930)       (53)        (96)                     (10,079)
     Purchase of minority interest in Japan subsidiary                 (229)                                               (229)
     Purchase of foreign trademark                                      (70)                                                (70)
     Sale of short-term investments                                       7                                                   7
     Capital contributions to partnership                              (130)                                               (130)
     Capital contributions from partnership                             104                                                 104
                                                                  -------------------------------------------------------------
          Net cash used in investing activities                     (10,235)       (53)        (96)             -       (10,384)
                                                                  -------------------------------------------------------------

FINANCING ACTIVITIES:

     Principle payments of long-term debt                           (21,446)                  (212)                     (21,658)
     Proceeds from issuance of long-term debt                             -                     49                           49
     Recapitalization costs                                             (19)                                                (19)
     Financing fees and expenses                                       (133)                                               (133)
                                                                  -------------------------------------------------------------
          Net cash used in financing activities                     (21,598)         -        (163)             -       (21,761)
                                                                  -------------------------------------------------------------

Effect of exchange rate changes                                        (109)                  (123)                        (232)
Unrealized loss on securities                                            (7)                                                 (7)
                                                                  -------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (14,366)        44         418              -       (13,904)
Beginning balance, cash and cash equivalents                         32,245         80         119                       32,444
                                                                  -------------------------------------------------------------
Ending balance, cash and cash equivalents                         $  17,879     $  124       $ 537         $    -      $ 18,540
                                                                  =============================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income            $     744     $    -       $   -         $    -         $ 744
                                                                  =============================================================
     Cash paid during the year for:
          Interest expense                                        $  17,959     $    -       $   4         $    -      $ 17,963
                                                                  =============================================================
          Income taxes                                            $   7,766     $    -       $   -         $    -      $  7,766
                                                                  =============================================================

Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock  $   2,023     $    -       $   -         $    -      $  2,023
                                                                  =============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                          Percent of Net Sales          Percent of Net Sales
                                                                          Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                                           ("Second Quarter")              ("Six Months")
                                                                      ------------------------------ ---------------------------
                                                                        April 29,      April 30,       April 29,     April 30,
                                                                          2001           2000            2001          2000
                                                                      -------------  -------------   ------------- -------------
Net sales............................................................      100.0%         100.0%        100.0%        100.0%
Cost of sales........................................................       41.8           41.6          42.9          43.1
                                                                      -------------  -------------   ------------- -------------
Gross profit.........................................................       58.2           58.4          57.1          56.9
Selling, general and administrative expenses.........................       37.5           38.5          34.9          37.9
                                                                      -------------  -------------   ------------- -------------
Operating income.....................................................       20.7           19.9          22.2          19.0
Interest expense.....................................................        7.9            9.4           7.8           9.9
Other income.........................................................        0.2            0.5           0.4           0.5
                                                                      -------------  -------------   ------------- -------------
Income before income taxes...........................................       13.0           11.0          14.8           9.6
Income taxes.........................................................        5.5            4.7           6.2           4.0
                                                                      -------------  -------------   ------------- -------------
Net income...........................................................        7.5%           6.3%          8.6%          5.6%
                                                                      =============  =============   ============= =============

Second quarter fiscal 2001 compared to second quarter fiscal 2000

      Net sales for the second quarter of fiscal 2001 increased by $12,818,000, or 15.2% over the second quarter of fiscal 2000. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $10,716,000, including an increase of $4,550,000 in sales of the Sport product line to these customers, (ii) an increase in sales by company-owned retail stores of approximately $1,666,000, primarily due to an increase in sales for the boutique located in Palm Desert, California and the addition of three retail boutiques since the beginning of the second quarter of fiscal 2000 and (iii) an increase in sales to existing foreign customers of approximately $999,000. These increases were offset by increased markdowns recorded during the period. Net sales increased primarily as a result of increased unit sales of various product lines.

      Gross profit for the second quarter of fiscal 2001 increased by $7,375,000, or 15.0% as compared with the second quarter of fiscal 2000, and decreased slightly as a percentage of net sales to 58.2% from 58.4%. This slight decrease in the gross profit margin was primarily the result of increased markdowns incurred during the second quarter of fiscal 2001, which were partially offset by an increase in the gross profit margin for the Knit division, due to an increase in the number of garments being manufactured and sold without a corresponding increase in the production costs.

      Selling, general and administrative expenses for the second quarter of fiscal 2001 increased by $4,000,000, or 12.3% over the second quarter of fiscal 2000, and decreased as a percentage of net sales to 37.5% from 38.5%. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in net sales without a corresponding increase in selling, general and administrative expenses.

      Operating income for the second quarter of fiscal 2001 increased by $3,374,000, or 20.1% over the second quarter of fiscal 2000. Operating income as percentage of net sales increased to 20.7% from 19.9% during the same period. This increase in operating income as a percentage of net sales was due to a decrease in selling, general and administrative expenses as a percentage of net sales.

      Interest expense for the second quarter of fiscal 2001 decreased by $246,000, or 3.1% from the second quarter of fiscal 2000. This decrease was primarily due to a reduction in the Company's debt balance since the end of the second quarter of fiscal 2000.

First six months fiscal 2001 compared to first six months fiscal 2000

      Net sales for the first six months of fiscal 2001 increased by $35,469,000, or 21.8% over the first six months of fiscal 2000. This increase was principally attributable to (i) an increase in sales to existing domestic retail customers of approximately $30,834,000, including an increase of $10,067,000 in sales of the Sport product line to these customers, (ii) an increase in sales by company-owned retail stores of approximately $4,031,000, primarily due to an increase in sales for the boutique located in Palm Desert, California and the addition of four retail boutiques and one outlet store since the beginning of fiscal 2000 and (iii) an increase in sales to existing foreign customers of approximately $2,314,000. These increases were partially offset by increased markdowns recorded during the period. Net sales increased primarily as a result of increased unit sales of various product lines.

      Gross profit for the first six months of fiscal 2001 increased by $20,456,000, or 22.1% as compared with the first six months of fiscal 2000, and increased slightly as a percentage of net sales to 57.1% from 56.9%. This slight increase in the gross profit margin was primarily the result of an increase in the gross profit margin for the Knit division, due to an increase in the number of garments being manufactured and sold without a corresponding increase in the production costs, which was partially offset by higher markdowns in both the retail and wholesale divisions.

       Selling, general and administrative expenses for the first six months of fiscal 2001 increased by $7,409,000, or 12.0% over the first six months of fiscal 2000, and decreased as a percentage of net sales to 34.9% from 37.9%. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in net sales without a corresponding increase in selling, general and administrative expenses.

       Operating income for the first six months of fiscal 2001 increased by $13,047,000, or 42.2% over the first six months of fiscal 2000. Operating income as percentage of net sales increased to 22.2% from 19.0% during the same period. This increase in operating income as a percentage of net sales was primarily due to the decrease in selling, general and administrative expenses as a percentage of net sales.

      Interest expense for the first six months of fiscal 2001 decreased by $710,000 from the first six months of fiscal 2000. This decrease was primarily due to a reduction in the Company's debt balance since the end of fiscal 2000.

Liquidity and Capital Resources

      The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 2001, cash provided by operating activities was $21,689,000. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accrued expenses, while cash used in operating activities was primarily used to fund decreases in accounts payable and income taxes payable. Cash used in investing activities was $9,456,000 during the first six months of fiscal 2001. The principal use of cash in investing activities was for the construction of leasehold improvements for a new showroom location in New York, upgrades to the Company's computer systems and the purchase of five acres of land in Mexico to be used for the future expansion of the Company's manufacturing facilities. Cash used in financing activities was $12,729,000 during the first six months of fiscal 2001, primarily related to a prepayment made on the senior secured debt of $10.0 million.

      The Company anticipates purchasing property and equipment of approximately $13.0 million during the remainder of fiscal 2001. The estimated $13.0 million will be used principally for upgrades to the Company's computer systems, the purchase of electronic knitting machines, the construction of leasehold improvements for new boutique locations in Bal Harbor, Florida and Denver, Colorado and the construction of leasehold improvements for three additional retail boutiques.

      As of April 29, 2001, the Company had approximately $69,645,000 in working capital and $24,300,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 1.0% (7.5% at April

29, 2001) or a Eurodollar rate plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of April 29, 2001, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash in a money market fund.

      Total debt outstanding decreased $12,659,000 during the six-months ended April 29, 2001 to $254,766,000. The Company's outstanding debt is comprised of bank borrowings of $155,895,000 and senior subordinated notes of $98,871,000.

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

      St. John Knits International, Incorporated must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except as may be required under applicable law, there are no material restrictions on distributions to the Company from the Company's wholly owned subsidiaries that have guaranteed the Company's payment obligations under its senior subordinated notes. See note 6 of the Notes to Consolidated Financial Statements contained herein.

      The Company has not paid any cash dividends since the completion of the mergers in July 1999. The Company's ability to pay dividends is restricted by the terms of the Company's senior secured credit facilities and senior subordinated note indenture. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

      The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $51,581,000 and $38,761,000 for the first six months of fiscal 2001 and 2000, respectively, and $23,829,000 and $21,136,000 for the second quarter of fiscal 2001 and 2000, respectively. The credit agreement is filed as Exhibit (a)(1) to the Company's Amendment No. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

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

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) the ability of the Company to meet the financial covenants under its senior secured credit facilities and subordinated note indenture. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's Annual Report on Form 10-K for the year ended October 29, 2000 and the risk factors described therein are incorporated herein by reference.

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

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are typically entered into at the time the Company prices its products in foreign currency. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro and the British pound. At April 29, 2001, the Company had contracts maturing through October 31, 2001 to sell 2.3 million Euros at rates ranging from .88 to .95 U.S. dollars to the Euro.

     The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company also holds fixed rate subordinated notes. The Company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a maximum rate for LIBOR contracts at 8.5%. The agreement also sets a minimum rate of 5.37%, which exceeded the reference rate at the last measurement date of 4.84%. The Company will be required to make a payment of approximately $54,000 covering the period from April 4, 2001 to July 5, 2001 under this agreement. The agreement covers $40.0 million of the Company's variable rate debt.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to an Action by Written Consent of the Majority Stockholders of the Company dated June 5, 2001, the number of members of the Company's Board of Directors was increased from five to seven and the following directors were elected to serve on the Company's Board of Directors:

        Mr. Bob Gray                         Mr. James Kelley
        Mr. Hugh Mullins                     Mr. Sander Levy
        Ms. Kelly Gray                       Mr. Daniel O'Connell
        Mr. Christopher Henderson

     The majority stockholders own 6,090,205 of the 6,546,174 shares of Company Common Stock outstanding.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits required by Item 601 of Regulation S-K.

        None

     (b) Reports on Form 8-K.

        None

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



June 11, 2001                 ST. JOHN KNITS INTERNATIONAL, INCORPORATED


                                  By:           /s/Bob Gray
                                       ----------------------------------------
                                                   Bob Gray
                                              Chairman of the Board



                                  By:           /s/Roger G. Ruppert
                                       ----------------------------------------
                                                   Roger G. Ruppert
                                            Senior Vice President - Finance,
                                                Chief Financial Officer
                                             (Principal Financial Officer)