Form 10-Q
period 2001-07-29
ST JOHN KNITS INTERNATIONAL INC
filed 2001-09-12
CIK 1080280

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2001

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

                               Yes   X   No _____
                                   -----

The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,240 shares as of September 10, 2001.

================================================================================

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                   A S S E T S                                                   July 29,             October 29,
                                   -----------                                                     2001                  2000
                                                                                              -------------          -------------
Current assets:                                                                                 (unaudited)
  Cash and cash equivalents.............................................................      $  25,678,400          $  25,130,928
  Investments...........................................................................             13,232                 17,373
  Accounts receivable, net..............................................................         18,151,420             29,174,930
  Inventories...........................................................................         51,281,567             49,166,611
  Deferred income tax benefit...........................................................         12,196,359             12,196,359
  Prepaid income tax....................................................................          3,317,383                     --
  Other.................................................................................          3,402,635              3,386,916
                                                                                              -------------          -------------
     Total current assets...............................................................        114,040,996            119,073,117
                                                                                              -------------          -------------
Property and equipment:
  Machinery and equipment...............................................................         66,619,584             61,197,026
  Leasehold improvements................................................................         41,451,947             36,863,431
  Buildings.............................................................................         23,626,439             23,513,166
  Furniture and fixtures................................................................          9,110,675              8,286,382
  Land..................................................................................          8,565,467              7,449,577
  Construction in progress..............................................................          1,937,570              5,678,064
                                                                                              -------------          -------------
                                                                                                151,311,682            142,987,646
  Less--Accumulated depreciation and amortization.......................................         69,572,916             59,958,231
                                                                                              -------------          -------------
                                                                                                 81,738,766             83,029,415
                                                                                              -------------          -------------
Deferred financing costs................................................................         10,640,099             12,261,364
Other assets............................................................................          7,171,308              4,135,066
                                                                                              -------------          -------------
                                                                                              $ 213,591,169          $ 218,498,962
                                                                                              =============          =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
                             -------------------------------------
Current liabilities:
  Accounts payable......................................................................      $   8,532,369          $  13,351,361
  Accrued expenses......................................................................         15,942,475             12,080,881
  Current portion of long-term debt.....................................................          5,738,799              5,577,398
  Accrued interest expense..............................................................          2,249,998              8,254,994
  Preferred dividends payable...........................................................          9,006,961              5,429,572
  Income taxes payable..................................................................                 --              4,558,120
                                                                                              -------------          -------------
     Total current liabilities..........................................................         41,470,602             49,252,326
Long-term debt, net of current portion..................................................        247,760,484            261,846,745
                                                                                              -------------          -------------
     Total liabilities..................................................................        289,231,086            311,099,071
                                                                                              -------------          -------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
    shares, issued and outstanding--250,000 shares......................................         25,000,000             25,000,000
                                                                                              -------------          -------------
Redeemable common stock, par value $0.01, issued and outstanding--968,983
    shares..............................................................................         51,840,590             29,069,490
                                                                                              -------------          -------------
Stockholders' deficit:
  Common stock, par value $0.01 per share : Authorized--10,000,000 shares, issued and
    outstanding--5,577,257 and 5,577,191 shares, respectively...........................             55,772                 55,772
  Unrealized loss on securities.........................................................            (37,639)               (36,665)
  Unrealized gain on hedging transactions...............................................            120,957                     --
  Cumulative translation adjustment.....................................................           (220,539)               152,776
  Additional paid-in capital............................................................         95,562,255            118,081,394
  Accumulated deficit...................................................................       (247,961,313)          (264,922,876)
                                                                                              -------------          -------------
             Total stockholders' deficit................................................       (152,480,507)          (146,669,599)
                                                                                              -------------          -------------
                                                                                              $ 213,591,169          $ 218,498,962
                                                                                              =============          =============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                             ---------------------------     -----------------------------
                                                              July 29,        July 30,         July 29,         July 30,
                                                                2001            2000             2001             2000
                                                             -----------     -----------     ------------     ------------
                                                                     (unaudited)                      (unaudited)
Net sales...............................................     $80,399,853     $82,425,297     $278,641,939     $245,198,237
Cost of sales...........................................      35,711,133      34,014,897      120,838,553      104,129,214
                                                             -----------     -----------     ------------     ------------
Gross profit............................................      44,688,720      48,410,400      157,803,386      141,069,023
Selling, general and administrative expenses............      31,848,096      30,678,515      100,987,711       92,409,014
                                                             -----------     -----------     ------------     ------------
Operating income........................................      12,840,624      17,731,885       56,815,675       48,660,009
Interest expense........................................       6,562,881       7,856,341       22,010,298       24,013,919
Other income (expense)..................................         315,799         (27,820)       1,113,736          841,569
                                                             -----------     -----------     ------------     ------------
Income before income taxes..............................       6,593,542       9,847,724       35,919,113       25,487,659
Income tax provision....................................       2,767,069       4,187,158       15,130,182       10,779,423
                                                             -----------     -----------     ------------     ------------
Net income..............................................       3,826,473       5,660,566       20,788,931       14,708,236
                                                             -----------     -----------     ------------     ------------
Adjustments to net income, net of tax:
     Foreign currency translation adjustments...........         (18,169)        (16,241)        (216,064)        (150,275)
     Unrealized gain on hedging transactions............          70,006               -           70,006                -
     Unrealized gain (loss) on securities...............           1,643            (550)            (564)          (4,546)
                                                             -----------     -----------     ------------     ------------
Comprehensive income....................................     $ 3,879,953     $ 5,643,775     $ 20,642,309     $ 14,553,415
                                                             ===========     ===========     ============     ============

Earnings per common share:
     Basic..............................................     $      0.40     $      0.70     $       2.63     $       1.78
                                                             ===========     ===========     ============     ============
     Diluted............................................     $      0.38     $      0.70     $       2.59     $       1.78
                                                             ===========     ===========     ============     ============
Shares used in the calculation of earnings per
 common share:
     Basic..............................................       6,546,183       6,546,174        6,546,177        6,546,174
                                                             ===========     ===========     ============     ============
     Diluted............................................       6,786,388       6,546,174        6,638,732        6,546,174
                                                             ===========     ===========     ============     ============

                            See accompanying notes.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Thirty-Nine Weeks Ended
                                                                            -----------------------------------
                                                                            July 29, 2001         July 30, 2000
                                                                            -------------         -------------
                                                                                       (unaudited)
Cash flows from operating activities:
Net income..........................................................        $ 20,788,931          $ 14,708,236
  Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation and amortization......................................          10,912,680             9,813,353
 Amortization of discount on 12.5% notes due 2009...................              94,189               104,954
 Amortization of deferred loan costs................................           1,621,265             1,884,653
Loss on disposal of property and equipment.........................              90,289               349,427
 Partnership losses.................................................             235,701               180,479
 Minority interest in income of consolidated subsidiaries...........                  --                30,254
 Book value in excess of purchase price of minority interest in
        Japan subsidiary                                                              --              (495,188)
 Decrease in accounts receivable....................................          11,023,510             3,846,431
 Increase in inventories............................................          (2,114,956)           (3,534,483)
 Increase in prepaid income tax.....................................          (3,317,383)                   --
 (Increase) decrease in other current assets........................             (15,719)              178,830
 Increase in other assets...........................................            (460,204)             (192,511)
 Increase (decrease) in accounts payable............................          (4,818,992)              438,466
 Increase in accrued expenses.......................................           3,861,594             3,223,806
 Decrease in accrued interest expense...............................          (6,004,996)           (2,339,487)
 Decrease in income taxes payable...................................          (4,558,120)           (1,044,028)
                                                                            ------------          ------------
   Net cash provided by operating activities........................          27,337,789            27,153,192
                                                                            ------------          ------------
Cash flows from investing activities:
 Proceeds from sale of property and equipment.......................               4,500                18,017
 Purchase of property and equipment.................................          (9,525,564)          (15,906,772)
 Purchase of minority interest in Japan subsidiary..................                  --              (228,457)
 Purchase of foreign trademark......................................                  --               (70,000)
 Sale of short-term investments.....................................               4,141                 7,561
 Capital contributions to partnership...............................          (3,080,493)           (2,115,415)
 Capital distributions from partnership.............................              77,500               138,500
                                                                            ------------          ------------
   Net cash used in investing activities............................         (12,519,916)          (18,156,566)
                                                                            ------------          ------------
Cash flows from financing activities:
 Principal payments of long-term debt...............................         (14,019,049)          (21,792,250)
 Recapitalization transaction.......................................                  --               (19,458)
 Issuance of common stock...........................................               1,980                    --
 Financing fees and expenses........................................                  --              (132,594)
                                                                             ------------          -----------
    Net cash used in financing activities...........................         (14,017,069)          (21,944,302)
                                                                             -----------           -----------

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                                   Thirty-Nine Weeks Ended
                                                                              ---------------------------------
                                                                              July 29, 2001       July 30, 2000
                                                                              -------------       -------------
                                                                                         (unaudited)
Effect of exchange rate changes......................................            (373,315)            (260,409)
                                                                              -----------         ------------
Unrealized loss on securities........................................                (974)              (7,877)
                                                                              -----------         ------------
Unrealized gain on hedging transactions..............................             120,957                   --
                                                                              -----------         ------------
Net increase (decrease) in cash and cash equivalents.................             547,472          (13,215,962)
Beginning balance, cash and cash equivalents.........................          25,130,928           32,443,815
                                                                              -----------         ------------
Ending balance, cash and cash equivalents............................         $25,678,400         $ 19,227,853
                                                                              ===========         ============
Supplemental disclosures of cash flow information:
   Cash received during the thirty-nine weeks for interest income....         $   716,770         $  1,068,347
                                                                              ===========         ============
   Cash paid during the thirty-nine weeks for:
        Interest expense.............................................         $25,698,927         $ 24,363,777
                                                                              ===========         ============
        Income taxes.................................................         $22,987,439         $ 11,841,466
                                                                              ===========         ============
Supplemental disclosure of noncash financing activity:
   Dividends accrued during the thirty-nine weeks on mandatorily
    redeemable preferred stock.......................................         $ 3,577,389         $  3,084,376
                                                                              ===========         ============

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

     Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were July 29, 2001 and July 30, 2000.

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

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:

                                                             Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                                      ----------------------------------       ----------------------------------
                                                      July 29, 2001        July 30, 2000       July 29, 2001        July 30, 2000
                                                      -------------        -------------       -------------        -------------
Net income............................................  $3,826,473           $5,660,566          $20,788,931         $14,708,236
Less:  preferred stock dividends......................   1,231,354            1,061,386            3,577,389           3,084,376
                                                        ----------           ----------          -----------         -----------
Income allocated to common stockholders...............  $2,595,119           $4,599,180          $17,211,542         $11,623,860
                                                        ==========           ==========          ===========         ===========
Weighted average shares outstanding...................   6,546,183            6,546,174            6,546,177           6,546,174
Add:  dilutive effect of stock options................     240,205                   --               92,555                  --
                                                        ----------           ----------          -----------         -----------
Shares used to calculate diluted earnings per share...   6,786,388            6,546,174            6,638,732           6,546,174
                                                        ==========           ==========          ===========         ===========
Basic earnings per share..............................  $     0.40           $     0.70          $      2.63         $      1.78
                                                        ==========           ==========          ===========         ===========
Diluted earnings per share............................  $     0.38           $     0.70          $      2.59         $      1.78
                                                        ==========           ==========          ===========         ===========

5. Inventories

     A summary of the components of inventories is as follows:

                                                                 July 29,        October 29,
                                                                  2001              2000
                                                               -----------      -----------
          Raw materials................................        $13,410,844      $10,170,195
          Work-in-process..............................         10,066,902       12,175,945
          Finished products............................         27,803,821       26,820,471
                                                               -----------      -----------
                                                               $51,281,567      $49,166,611
                                                               ===========      ===========

6. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


7. Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of July 29, 2001 and October 29, 2000, and for the 13 and 39 weeks ended July 29, 2001 and July 30, 2000.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 29, 2001
                                  (Unaudited)

                                                             PARENT       GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                                      COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          --------------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and investments                     $  25,312    $     73        $     307       $        -      $    25,692
Accounts receivable, net                                      17,022          69            1,060                            18,151
Inventories (1)                                               48,341       1,241            1,700                            51,282
Deferred income tax benefit                                   12,196                                                         12,196
Prepaid income tax                                             3,523                         (206)                            3,317
Other                                                          3,258         128               17                             3,403
Intercompany accounts receivable                               1,066                                        (1,066)               -
                                                          --------------------------------------------------------------------------
Total current assets                                         110,718       1,511            2,878           (1,066)         114,041
Property and equipment, net                                   74,780       1,395            5,564                            81,739
Investment in subsidiaries                                    (3,209)                                        3,209                -
Receivable from consolidated subsidiaries                     14,645                                       (14,645)               -
Deferred financing costs                                      10,640                                                         10,640
Other assets                                                   6,419          99              653                             7,171
                                                          --------------------------------------------------------------------------
     Total assets                                          $ 213,993    $  3,005        $   9,095       $  (12,502)     $   213,591
                                                          ==========================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                           $   8,233    $      -        $     299       $        -      $     8,532
Accrued expenses                                              15,707         139               96                            15,942
Current portion of long-term debt                              5,725                           14                             5,739
Accrued interest expense                                       2,250                                                          2,250
Dividends payable                                              9,007                                                          9,007
Intercompany accounts payable                                                               1,066           (1,066)               -
                                                          --------------------------------------------------------------------------
Total current liabilities                                     40,922         139            1,475           (1,066)          41,470

Intercompany payable                                                       9,598            5,047          (14,645)               -
Long-term debt, net of current portion                       247,761                                                        247,761
                                                          --------------------------------------------------------------------------
Total liabilities                                            288,683       9,737            6,522          (15,711)         289,231
                                                          --------------------------------------------------------------------------
Mandatorily redeemable preferred stock                        25,000                                                         25,000
                                                          --------------------------------------------------------------------------
Redeemable common stock                                       51,841                                                         51,841
                                                          --------------------------------------------------------------------------
Total stockholders' equity (deficit)                        (151,531)     (6,732)           2,573            3,209         (152,481)
                                                          --------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)  $ 213,993    $  3,005        $   9,095       $  (12,502)     $   213,591
                                                          ==========================================================================

(1)  Inventories are shown at cost for all entities.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 29, 2000

                                                             PARENT       GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                                      COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          --------------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                     $  24,746    $    100        $     302       $        -      $    25,148
Accounts receivable, net                                      28,210         198            1,397             (630)          29,175
Inventories (1)                                               46,114       1,617            1,365               71           49,167
Deferred income tax benefit                                   12,196                                                         12,196
Other                                                          3,141          91              155                             3,387
Intercompany accounts receivable                                 419                                          (419)               -
                                                          --------------------------------------------------------------------------
Total current assets                                         114,826       2,006            3,219             (978)         119,073
Property and equipment, net                                   77,041       1,269            4,719                            83,029
Investment in subsidiaries                                    (2,545)                                        2,545                -
Receivable from consolidated subsidiaries                     17,086                                       (17,086)               -
Deferred financing costs                                      12,261                                                         12,261
Other assets                                                   3,028         179              929                             4,136
                                                          --------------------------------------------------------------------------
     Total assets                                          $ 221,697    $  3,454        $   8,867       $  (15,519)     $   218,499
                                                          ==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                           $  12,838    $    219        $     668       $     (374)     $    13,351
Accrued expenses                                              11,740         159              182                            12,081
Current portion of long-term debt                              5,350                          229               (2)           5,577
Accrued interest expense                                       8,255                                                          8,255
Dividends payable                                              5,430                                                          5,430
Intercompany accounts payable                                                                 419             (419)               -
Income taxes payable                                           8,520      (4,387)             425                             4,558
                                                          --------------------------------------------------------------------------
Total current liabilities                                     52,133      (4,009)           1,923             (795)          49,252

Intercompany payable                                                      13,194            3,892          (17,086)               -
Long-term debt, net of current portion                       261,847                          183             (183)         261,847
                                                          --------------------------------------------------------------------------
Total liabilities                                            313,980       9,185            5,998          (18,064)         311,099
                                                          --------------------------------------------------------------------------
Mandatorily redeemable preferred stock                        25,000                                                         25,000
                                                          --------------------------------------------------------------------------
Redeemable common stock                                       29,069                                                         29,069
                                                          --------------------------------------------------------------------------
Total stockholders' equity (deficit)                        (146,352)     (5,731)           2,869            2,545         (146,669)
                                                          --------------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)  $ 221,697    $  3,454        $   8,867       $  (15,519)     $   218,499
                                                          ==========================================================================

(1) Inventories are shown at cost for all entities.

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THIRTEEN WEEKS ENDED JULY 29, 2001
                                  (UNAUDITED)

                                                             PARENT      GUARANTOR      NON-GUARANTOR
(Amounts in thousands)                                      COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          --------------------------------------------------------------------------
Net sales                                                  $  76,934    $  1,334        $   2,132       $        -      $    80,400
Cost of sales                                                 33,761         955              995                            35,711
                                                          --------------------------------------------------------------------------
Gross profit                                                  43,173         379            1,137                -           44,689

Selling, general and administrative expenses                  29,741       1,077            1,030                            31,848
                                                          --------------------------------------------------------------------------
Operating income (loss)                                       13,432        (698)             107                -           12,841

Interest expense                                               6,563                                                          6,563
Other income                                                     295                           21                               316
                                                          --------------------------------------------------------------------------
Income (loss) before income taxes                              7,164        (698)             128                -            6,595
Income taxes                                                   3,028        (302)              42                             2,768
                                                          --------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                    4,136        (396)              86                -            3,827
Equity in loss of consolidated subsidiaries                     (310)                                          310                -
                                                          --------------------------------------------------------------------------
Net income (loss)                                          $   3,826    $   (396)       $      86       $      310      $     3,827
                                                          ==========================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      THIRTEEN WEEKS ENDED JULY 30, 2000
                                  (Unaudited)

                                                                                         NON-
                                                       PARENT      GUARANTOR           GUARANTOR
(Amounts in thousands)                                 COMPANY    SUBSIDIARIES        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    -------------------------------------------------------------------------------
Net sales                                             $ 79,347         $ 1,176             $ 1,902           $   -         $ 82,425
Cost of sales                                           32,470             781                 764                           34,015
                                                    -------------------------------------------------------------------------------
Gross profit                                            46,877             395               1,138               -           48,410

Selling, general and administrative expenses            28,802             944                 932                           30,678
                                                    -------------------------------------------------------------------------------
Operating income (loss)                                 18,075            (549)                206               -           17,732

Interest expense                                         7,856                                                                7,856
Other income (expense)                                     (44)            (10)                 26                              (28)
                                                    -------------------------------------------------------------------------------
Income (loss) before income taxes                       10,175            (559)                232               -            9,848
Income taxes                                             4,322            (238)                103                            4,187
                                                    -------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                              5,853            (321)                129               -            5,661
Equity in loss of consolidated subsidiaries               (192)                                                192                -
                                                    -------------------------------------------------------------------------------
Net income (loss)                                     $  5,661         $  (321)            $   128           $ 192         $  5,661
                                                    ===============================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THIRTY-NINE WEEKS ENDED JULY 29, 2001
                                  (Unaudited)

                                                                                         NON-
                                                       PARENT      GUARANTOR           GUARANTOR
(Amounts in thousands)                                 COMPANY    SUBSIDIARIES        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    -------------------------------------------------------------------------------
Net sales                                            $ 287,443        $  4,813             $ 6,386               -        $ 278,642
Cost of sales                                          114,839           3,203               2,797                          120,839
                                                    -------------------------------------------------------------------------------
Gross profit                                           152,604           1,610               3,589               -          157,803

Selling, general and administrative expenses            94,567           3,319               3,102                          100,988
                                                    -------------------------------------------------------------------------------
Operating income (loss)                                 58,037          (1,709)                487               -           56,815

Interest expense                                        22,010                                                               22,010
Other income                                             1,076                                  38                            1,114
                                                    -------------------------------------------------------------------------------
Income (loss) before income taxes                       37,103          (1,709)                525               -           35,919
Income taxes                                            15,626            (708)                212                           15,130
                                                    -------------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                             21,477          (1,001)                313               -           20,789
Equity in loss of consolidated subsidiaries               (688)                                                688               -
                                                    -------------------------------------------------------------------------------
Net income (loss)                                     $ 20,789        $ (1,001)            $   313       $     688        $  20,789
                                                    ===============================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     THIRTY-NINE WEEKS ENDED JULY 30, 2000
                                  (Unaudited)

                                                           PARENT      GUARANTOR      NON-GUARANTOR
                                                           COMPANY    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         -------------------------------------------------------------------------
(Amounts in thousands)
Net sales                                                $ 235,211       $   3,864        $   6,123         $     -      $ 245,198
Cost of sales                                               99,163           2,539            2,427                        104,129
                                                         -------------------------------------------------------------------------
Gross profit                                               136,048           1,325            3,696               -        141,069

Selling, general and administrative expenses                86,531           2,958            2,921                         92,410
                                                         -------------------------------------------------------------------------
Operating income (loss)                                     49,517          (1,633)             775               -         48,659

Interest expense                                            24,014                                                          24,014
Other income (expense)                                         818              (1)              55             (30)           842
                                                         -------------------------------------------------------------------------
Income (loss) before income taxes                           26,321          (1,634)             830             (30)        25,487
Income taxes                                                11,088            (684)             375                         10,779
                                                         -------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                 15,233            (950)             455             (30)        14,708
Equity in loss of consolidated subsidiaries                   (495)                                             495              -
                                                         -------------------------------------------------------------------------
Net income (loss)                                        $  14,738       $    (950)       $     455         $   465      $  14,708
                                                         =========================================================================

                ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     THIRTY-NINE WEEKS ENDED JULY 29, 2001
                                  (UNAUDITED)

                                                            PARENT      GUARANTOR      NON-GUARANTOR
                                                            COMPANY    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         --------------------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net Income/Loss                                           $  20,789        $ (1,001)        $    313         $   688      $  20,789
Adjustments to reconcile net income/loss to net cash
     provided by operating activities:
     Depreciation and amortization                           10,647             100              166                         10,913
     Amortization of discount on 12.5% notes due 2009            94                                                              94
     Amortization of deferred loan costs                      1,621                                                           1,621
     Loss on disposal of property and equipment                  90                                                              90
     Partnership losses                                         236                                                             236
     Equity in loss of consolidated subsidiaries                688                                             (688)             -
Cash provided by changes in operating assets
      and liabilities
     Accounts receivable                                     10,419             129              475                         11,023
     Intercompany receivables (net)                           2,292          (3,596)           1,304                              -
     Prepaid income tax                                      (3,317)                                                         (3,317)
     Inventories                                             (2,156)            376             (335)                        (2,115)
     Other current assets                                        19             (36)               1                            (16)
     Other assets                                              (814)             80              274                           (460)
     Accounts payable                                        (4,819)                                                         (4,819)
     Accrued expenses                                         4,155            (240)             (54)                         3,861
     Accrued interest expense                                (6,005)                                                         (6,005)
     Income taxes payable                                    (8,726)          4,387             (219)                        (4,558)
                                                         --------------------------------------------------------------------------
          Net cash provided by operating activities          25,213             199            1,925               -         27,337
                                                         --------------------------------------------------------------------------

INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                 5                                                               5
     Purchases of property and equipment                     (8,227)           (226)          (1,073)                        (9,526)
     Sale of short-term investments                               4                                                               4
     Capital contributions to partnership                    (3,080)                                                         (3,080)
     Capital distributions from partnership                      77                                                              77
                                                         --------------------------------------------------------------------------
          Net cash used in investing activities             (11,221)           (226)          (1,073)              -        (12,520)
                                                         --------------------------------------------------------------------------

FINANCING ACTIVITIES:

     Principal payments of long-term debt                   (13,780)                            (239)                       (14,019)
     Dividends received (paid)                                  250                             (250)                             -
     Issuance of common stock                                     2                                                               2
                                                         --------------------------------------------------------------------------
          Net cash used in financing activities             (13,528)              -             (489)              -        (14,017)
                                                         --------------------------------------------------------------------------

Effect of exchange rate changes                                 (14)              -             (359)              -           (373)
                                                         --------------------------------------------------------------------------
Unrealized loss on securities                                    (1)              -                -               -             (1)
                                                         --------------------------------------------------------------------------
Unrealized gain on hedging transactions                         121               -                -               -            121
                                                         --------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            570             (27)               4               -            547
Beginning balance, cash and cash equivalents                 24,729             100              302               -         25,131
                                                         --------------------------------------------------------------------------
Ending balance, cash and cash equivalents                 $  25,299        $     73         $    306         $     -      $  25,678
                                                         ==========================================================================

Supplemental disclosures of cash flow information:
     Cash received during the period for interest income  $     717        $      -         $      -         $     -      $     717
                                                         ==========================================================================
     Cash paid during the period for:
          Interest expense                                $  25,698        $      -         $      1         $     -      $  25,699
                                                         ==========================================================================
          Income taxes                                    $  22,577        $      -         $    410         $     -      $  22,987
                                                         ==========================================================================

Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable
     preferred stock                                      $   3,577        $      -         $      -         $     -      $   3,577
                                                         ==========================================================================

                  ST. JOHN KNITS INTERNATIONAL, INCORPORATED
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     THIRTY-NINE WEEKS ENDED JULY 30, 2000
                                  (UNAUDITED)

                                                                                               NON-
                                                                   PARENT      GUARANTOR     GUARANTOR
(Amounts in thousands)                                             COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                 ------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Income                                                        $ 14,738        $   (950)     $    455      $    465     $ 14,708
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                      9,556              87           170                      9,813
  Amortization of discount on 12.5% notes due 2009                     105                                                      105
  Amortization of deferred loan costs                                1,885                                                    1,885
  Loss on disposal of property and equipment                           349                                                      349
  Partnership losses                                                   180                                                      180
  Minority interest in income of consolidated subsidiaries              --                                          30           30
  Book value in excess of purchase price of minority interest
       in Japan subsidiary                                            (495)                                                    (495)
  Equity in loss of consolidated subsidiaries                          495                                        (495)          --
Cash provided by (used in) changes in operating assets
  and liabilities
  Accounts receivable                                                3,327              89           430                      3,846
  Intercompany receivables (net)                                      (661)          1,334          (673)                        --
  Inventories                                                       (4,383)            511           338                     (3,534)
  Other current assets                                                 170               8             1                        179
  Other assets                                                        (324)            (59)          191                       (192)
  Accounts payable                                                     468                           (30)                       438
  Accrued expenses                                                   3,433            (218)            9                      3,224
  Accrued interest expense                                          (2,339)                                                  (2,339)
  Income taxes payable                                                (474)           (684)          114                     (1,044)
                                                                 ------------------------------------------------------------------
       Net cash provided by operating activities                    26,030             118         1,005            --       27,153
                                                                 ------------------------------------------------------------------
INVESTING ACTIVITIES:

  Proceeds from sale of property and equipment                          18                                                       18
  Purchases of property and equipment                              (15,781)             (8)         (118)                   (15,907)
  Purchase of minority interest in Japan subsidiary                   (229)                                                    (229)
  Purchase of foreign trademark                                        (70)                                                     (70)
  Sale of short-term investments                                         7                                                        7
  Capital contributions to partnership                              (2,115)                                                  (2,115)
  Capital distributions from partnership                               139                                                      139
                                                                 ------------------------------------------------------------------
       Net cash used in investing activities                       (18,031)             (8)         (118)           --      (18,157)
                                                                 ------------------------------------------------------------------
FINANCING ACTIVITIES:

  Principal payments of long-term debt                             (21,535)                         (257)                   (21,792)
  Recapitalization transaction                                         (19)                                                     (19)
  Financing fees and expenses                                         (133)                                                    (133)
                                                                 ------------------------------------------------------------------
       Net cash used in financing activities                       (21,687)             --          (257)           --      (21,944)
                                                                 ------------------------------------------------------------------
Effect of exchange rate changes                                       (107)                         (153)                      (260)
Unrealized loss on securities                                           (8)                                                      (8)
                                                                 ------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (13,803)            110           477            --      (13,216)
Beginning balance, cash and cash equivalents                        32,245              80           119                     32,444
                                                                 ------------------------------------------------------------------
Ending balance, cash and cash equivalents                         $ 18,442        $    190      $    596      $     --     $ 19,228
                                                                 ==================================================================
Supplemental disclosures of cash flow information:
  Cash received during the period for interest income             $  1,068        $     --      $     --      $     --     $  1,068
                                                                 ==================================================================
  Cash paid during the period for:
       Interest expense                                           $ 24,358        $     --      $      6      $     --     $ 24,364
                                                                 ==================================================================
       Income taxes                                               $ 11,565        $     --      $    276      $     --     $ 11,841
                                                                 ==================================================================
Supplemental disclosure of noncash financing activity:
  Dividends accrued on mandatorily redeemable preferred stock     $  3,084        $     --      $     --      $     --     $  3,084
                                                                 ==================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                  Percent of Net Sales          Percent of Net Sales
                                                                  Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                                    ("Third Quarter")              ("Nine Months")
                                                                  ---------------------       ----------------------
                                                                       (unaudited)                  (unaudited)
                                                                  July 29,     July 30,        July 29,     July 30,
                                                                    2001         2000            2001         2000
                                                                  --------     --------       ---------    ---------
Net sales......................................................     100.0%       100.0%         100.0%       100.0%
Cost of sales..................................................      44.4         41.3           43.4         42.5
                                                                  -------      -------        -------      -------
Gross profit...................................................      55.6         58.7           56.6         57.5
Selling, general and administrative expenses...................      39.6         37.2           36.2         37.7
                                                                  -------      -------        -------      -------
Operating income...............................................      16.0         21.5           20.4         19.8
Interest expense...............................................       8.2          9.5            7.9          9.8
Other income...................................................       0.4           --            0.4          0.3
                                                                  -------      -------        -------      -------
Income before income taxes.....................................       8.2         12.0           12.9         10.3
Income tax provision...........................................       3.4          5.1            5.4          4.4
                                                                  -------      -------        -------      -------
Net income.....................................................       4.8%         6.9%           7.5%         5.9%
                                                                  =======      =======        =======      =======

Third Quarter Fiscal 2001 Compared to Third Quarter Fiscal 2000

     Net sales for the third quarter of fiscal 2001 decreased by $2,025,000, or 2.5% as compared to the third quarter of fiscal 2000. This decrease was principally attributable to a decrease in sales to existing domestic wholesale customers of approximately $4,058,000, the majority of which was the result of increased markdown expense related to the Company's wholesale sales. This decrease was partially offset by an increase in sales to existing foreign wholesale customers of approximately $1,334,000 and an increase in sales by company owned retail stores of approximately $576,000.

     Gross profit for the third quarter of fiscal 2001 decreased by $3,722,000, or 7.7% as compared to the third quarter of fiscal 2000, and decreased as a percentage of net sales to 55.6% from 58.7%. This decrease in the gross profit margin was primarily the result of a decrease in the gross profit margin for the Knit product line, due to a decrease in the number of units manufactured and sold without a corresponding decrease in the production costs, and increased markdown expense related to the Company's wholesale sales.

     Selling, general and administrative expenses for the third quarter of fiscal 2001 increased by $1,170,000, or 3.8% over the third quarter of fiscal 2000, and increased as a percentage of net sales to 39.6% from 37.2%. This increase was primarily the result of an increase in expenses for the company-owned retail boutiques due to the addition of one new store, the expansion of one existing store and the installation of a new point of sale computer system since the end of the third quarter of fiscal 2000.

     Operating income for the third quarter of fiscal 2001 decreased by $4,891,000, or 27.6% as compared to the third quarter of fiscal 2000. Operating income as a percentage of net sales decreased to 16.0% from 21.5% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the third quarter of fiscal 2001 decreased by $1,293,000, or 16.5% from the third quarter of fiscal 2000. This decrease was primarily due a reduction in the debt balance since the end of the second quarter of fiscal 2000 and a reduction in interest rates.

First Nine Months Fiscal 2001 Compared to First Nine Months Fiscal 2000

     Net sales for the first nine months of fiscal 2001 increased by $33,444,000, or 13.6% over the first nine months of fiscal 2000. This increase was principally attributable to (i) an increase in sales to existing domestic wholesale customers of approximately $28,430,000, including an increase of $11,973,000 in sales of the Sport product line to these customers, (ii) an increase in sales by company-owned retail stores of approximately $5,397,000, primarily due to an increase in sales for the boutiques located in Palm Desert, California and Las Vegas, and the addition of four retail boutiques, one outlet store and one home furnishing store since the beginning of fiscal 2000 and (iii) an increase in sales to existing foreign wholesale customers of approximately $3,646,000. These increases were partially offset by increased markdown expense related to the Company's wholesale sales. Net sales increased primarily as a result of increased unit sales of various product lines.

     Gross profit for the first nine months of fiscal 2001 increased by $16,734,000, or 11.9% as compared with the first nine months of fiscal 2000, and decreased as a percentage of net sales to 56.6% from 57.5%. This decrease in the gross profit margin was primarily due to increased markdown expense related to the Company's wholesale sales.

     Selling, general and administrative expenses for the first nine months of fiscal 2001 increased by $8,579,000, or 9.3% over the first nine months of fiscal 2000, and decreased as a percentage of net sales to 36.2% from 37.7%. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in net sales without a corresponding increase in selling, general and administrative expenses during the first nine months of fiscal 2001. This decrease was partially offset by an increase in expenses for the company-owned retail boutiques due to the addition of four stores, the expansion of one existing store and the installation of a new point of sale computer system since the beginning of fiscal 2000.

     Operating income for the first nine months of fiscal 2001 increased by $8,156,000, or 16.8% over the first nine months of fiscal 2000. Operating income as a percentage of net sales increased to 20.4% from 19.8% during the same period. This increase in operating income as a percentage of net sales was due to the decrease in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the first nine months of fiscal 2001 decreased by $2,004,000, or 8.3% from the first nine months of fiscal 2000. This decrease was primarily due a reduction in the debt balance since the end of fiscal 2000 and a reduction in interest rates.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 2001, cash provided by operating activities was $27,338,000. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accrued expenses, while cash used in operating activities was primarily used to fund a decrease in accrued interest expense, accounts payable and income taxes payable and an increase in inventories. Cash used in investing activities was $12,520,000 during the first nine months of fiscal 2001. The principal use of cash in investing activities was for upgrades to the Company's computer systems, construction of leasehold improvements for a new showroom location in New York and the purchase of five acres of land in Mexico to be used for the future expansion of the Company's manufacturing facilities. Cash used in financing activities was $14,017,000 during the first nine months of fiscal 2001, primarily due to principal payments made on the senior secured debt, including a prepayment of $10 million.

     The Company anticipates purchasing property and equipment of approximately $6 million during the remainder of fiscal 2001. The estimated $6 million will be used principally for upgrades to the Company's computer systems, the construction of leasehold improvements for a new boutique location in Bal Harbor, Florida and the construction of leasehold improvements for three additional retail boutiques.

     As of July 29, 2001, the Company had approximately $72,570,000 in working capital and $25,692,000 in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate (6.75% at July 29, 2001) plus 1.0% or a Eurodollar rate plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of July 29, 2001, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash in a money market fund.

     Total debt outstanding decreased $13,925,000 during the nine months ended July 29, 2001 to $253,499,000. The Company's outstanding debt is comprised of bank borrowings of $154,604,000 and senior subordinated notes of $98,895,000.

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

     St. John Knits International, Incorporated must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except as may be required under applicable law, there are no material restrictions on distributions to the Company from the Company's wholly owned subsidiaries that have guaranteed the Company's payment obligations under its senior subordinated notes. See note 7 of the Notes to Consolidated Financial Statements contained herein.

     The Company has not paid any cash dividends since the completion of the mergers in July 1999. The Company's ability to pay dividends is restricted by the terms of the Company's senior secured credit facilities and senior subordinated note indenture. The Company does not anticipate the payment of any cash dividends on its common stock in the future.

     The Company's EBITDA as defined in its credit agreement for its senior secured credit facilities was $68,088,000 and $59,800,000 for the first nine months of fiscal 2001 and 2000, respectively, and $16,507,000 and $21,168,000 for the third quarter of fiscal 2001 and 2000, respectively. The credit agreement is filed as Exhibit (a)(1) to the Company's Amendment No. 4 to the Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

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

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are typically entered into at the time the Company prices its products in foreign currency. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro and the British pound. At July 29, 2001, the Company had contracts maturing through October 31, 2001 to sell 900,000 Euros at a rate of .94 U.S. dollars to the Euro.

     The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Italy. The purchase of these items is completed in Italian lira. In order to reduce the effect of the fluctuation in the exchange rate between the lira and the U.S. dollar, the Company may enter into foreign exchange contracts. At July 29, 2001, the Company had contracts maturing through May 31, 2002 to purchase 5 billion Italian lira at a rate of 2,286 lira to the U.S. dollar.

     The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company also holds fixed rate subordinated notes. The Company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a maximum rate for LIBOR contracts at 8.5%. The agreement also sets a minimum rate of 5.37%, which exceeded the reference rate at the last measurement date of 3.82%. The Company will be required to make a payment of approximately $137,000 covering the period from July 5, 2001 to October 4, 2001 under this agreement. The agreement covers $35.0 million of the Company's variable rate debt.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.5 million.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits required by Item 601 of Regulation S-K.

     10.1 Amendment to the Amended and Restated Limited Liability Company Agreement of Vestar/Gray Investors LLC, dated as of July 7, 1999.

     10.2 Amendment to the Stockholders' Agreement dated July 7, 1999, by and among the Company, SJK and Vestar/Gray Investors, LLC.

   (b) Reports on Form 8-K.

     None

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


September 10, 2001            ST. JOHN KNITS INTERNATIONAL, INCORPORATED


                              By:         /s/ Bob Gray
                                   ----------------------------
                                              Bob Gray
                                      Chairman of the Board



                              By:      /s/ Roger G. Ruppert
                                   ----------------------------
                                           Roger G. Ruppert
                                   Senior Vice President - Finance,
                                       Chief Financial Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                             Description of Exhibit
------                             ----------------------
 10.1 Amendment to the Amended and Restated Limited Liability Company Agreement of Vestar/Gray Investors LLC, dated as of July 7, 1999

 10.2 Amendment to the Stockholders' Agreement dated July 7, 1999, by and among the Company, SJK and Vestar/Gray Investors, LLC.