Form 10-K
period 2001-10-28
ST JOHN KNITS INTERNATIONAL INC
filed 2002-01-28
CIK 1080280

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended October 28, 2001

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

       Securities registered pursuant to Section 12(b)or 12(g) of the Act:

                                      None

           Securities registered pursuant to Section 15(d) of the Act:

                              Title of each class:
                              --------------------

                   12 1/2% Senior Subordinated Notes due 2009

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]*

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

*The Registrant is not subject to the reporting requirements of Item 405.

         As of January 23, 2002, the Registrant had 6,546,240 shares of Common Stock outstanding, and the aggregate market value of Registrant's Common Stock held by nonaffiliates was $13,598,550 (based on the closing price of the Common Stock on such date of $30.00 as reported on the OTC Bulletin Board quotation system).

================================================================================

                                      INDEX

                                                                                              Page
                                                                                             Number
                                                                                             ------
                                     PART I

ITEM 1.  Business ............................................................................    3
ITEM 2.  Properties ..........................................................................   12
ITEM 3.  Legal Proceedings ...................................................................   13
ITEM 4.  Submission of Matters to a Vote of Security Holders .................................   13

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ...........   14
ITEM 6.  Selected Financial Data .............................................................   15
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   16
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ..........................   21
ITEM 8.  Financial Statements and Supplementary Data .........................................   22
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    22

                                     PART III

ITEM 10. Directors and Executive Officers of St. John Knits International, Incorporated ......   23
ITEM 11. Executive Compensation ..............................................................   25
ITEM 12. Security Ownership of Certain Beneficial Owners and Management ......................   28
ITEM 13. Certain Relationships and Related Transactions ......................................   29

                                     PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K ...................   31

PART I

Item 1.  BUSINESS

Overview

     St. John Knits International, Incorporated ("SJKI" and together with its subsidiaries, the "company", "we" or "us") is a leading designer, manufacturer and marketer of fine women's clothing and accessories. The St. John name has been associated with high quality women's knitwear for nearly 40 years. The company's core knitwear product line consists of a collection of lifestyle clothing for women's business, evening and casual needs. The company manufactures its products primarily to order and distributes them on a highly selective basis through a group of upscale retailers with whom it has long-term relationships, as well as through company-owned stores.

     The company's core knitwear products are considered unique and highly desirable by customers due to their classic styling, durability, comfort, fit and quality. These attributes, combined with selective distribution and targeted advertising, have created a loyal base of customers consisting of professional and higher-income women.

Products

St. John

     The company's products are organized primarily into eight separate product lines: Knitwear, Sport, Gray & Gray, Shoes, Jewelry, Accessories, Fragrance and Home Furnishings.

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

     Collection. The company is best known for its Collection line consisting of
     ----------
     elegant ready-to-wear styles. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a classic tailored look. The Collection line also includes jackets, pants, skirts, coats and sweaters. All items in the line are sold as separates, including two-piece suit styles.

     Dressy. The Dressy line consists of dresses, suits and separates. The look
     ------
     of the Dressy line is one of understated elegance enhanced by innovative touches, such as layers of transparent paillettes and sequins, embroidered sleeves or embellished collars and cuffs.

     Basics. The Basics line is comprised of products which are sold throughout
     ------
     the year and which generally do not vary by season. These products consist of classic jackets, skirts and pants that are an integral part of women's wardrobes, all in solid black. Simplicity of design allows these products to be combined with any number of styles from any of the company's product lines and worn for daytime or dressed up for evening. Retailers' inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

     Couture. The Couture line is the company's most exclusive group of day and
     -------
     evening apparel and is produced in limited quantities. The day group includes dresses and two-piece suits which are designed with elegant embroidery. The evening group consists of two-piece suits and long gowns. Both groups are designed using colored paillettes and sequins.

Sport. St. John Sport is a line of active lifestyle clothing which includes jackets, skirts, pants, tops and jeans and is targeted to the designer sportswear customer as well as our core knitwear customers. The line is manufactured in the company's production facilities and certain select outside contractors located throughout the world. The line includes various knit styles along with woven garments made from fabrics purchased primarily in Italy and Asia.

Gray & Gray. The Gray & Gray line includes suits, coats, dresses, separates and eveningwear. The line targets a slightly younger customer than the core Knitwear line. A portion of the line is manufactured in the company's facilities, including various knit styles. The balance of the line is manufactured by outside contractors located in Italy using high quality European woven fabrics. Commencing with the Fall 1999 line, Gray & Gray is carried exclusively in our company-owned stores.

Shoes. The St. John Shoe line consists of pumps, sling backs, loafers, boots and sandals, manufactured in Italy using high quality Italian leather. Shoes are designed to match the styles and colors of the Knitwear line.

Jewelry. The Jewelry line is comprised of fashion jewelry, including earrings, necklaces, chokers, pins and bracelets. The Jewelry line is manufactured in the company's production facilities.

Accessories. The Accessories line is comprised primarily of handbags and belts. Handbags are produced primarily in Italy using the highest quality Italian leather and fabrics.

Fragrance. The Fragrance line includes perfume, eau de parfum, perfumed body mist, body cream, lotion, body powder and bath products. The Fragrance line includes two scents, the signature fragrance, St. John, and White Camellia. Both scents are marketed as accessories to the St. John apparel line through select wholesale customers and company-owned retail stores.

Home Furnishings. The company manufactures various home furnishing items in its manufacturing facilities. Many of the items are manufactured in the company's jewelry manufacturing facilities. These items are sold through the company-owned retail boutiques, St. John Home stores and select wholesale customers.

     The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.

                                                                                Range of Suggested
     Product Line                         Selected Products                       Retail Prices
     ------------                         -----------------                       -------------
     Knitwear
         Collection     Dresses, Two-Piece Suits, Jackets, Pants, Skirts, Coats,   $350-$1,500
                        Sweaters
         Dressy         Dresses, Theater Suits, Dressy Separates                   $650-$2,800
         Basics         Jackets, Skirts ,Pants                                     $200-$  825
         Couture        Dresses, Gowns, Two-Piece Suits                            $900-$3,500
     Sport              Jackets, Skirts, Pants, Tops, Jeans                        $ 95-$  930
     Gray & Gray        Suits, Coats, Dresses, Separates, Eveningwear              $200-$1,800
     Shoes              Pumps, Sling Backs, Loafers, Boots, Sandals                $260-$  550
     Jewelry            Earrings, Necklaces, Chokers, Pins, Bracelets              $ 65-$  350
     Accessories        Handbags, Belts                                            $175-$  745
     Fragrance          Perfume, Bath Products                                     $ 25-$  250
     Home Furnishings   Barware, Candle Holders, Napkin Rings                      $ 40-$  375

Sales by Division

     The following is a comparison of the net sales by division for the past three fiscal years (in 000's):

                                                      Fiscal Years
                                         ---------------------------------------
                                           2001         2000         1999
                                           ----         ----         ----
     Knitwear........................... $243,612     $221,667     $208,997
     St. John Apparel Retail Stores.....  115,925      112,145       89,577
     Sport..............................   44,588       27,669       11,870
     St. John Home Retail Stores........    5,925        4,960        8,552
     Jewelry............................    5,130        5,884        6,132
     Shoes..............................    4,803        5,300        6,137
     Accessories........................    4,050        3,260        1,799
     Gray &Gray.........................    1,334        1,809        2,578
     Home Furnishings...................    1,070           --           --
     Fragrance..........................      667        1,331        1,581
     Coat...............................       --           --          (18) (1)
     SJK................................       --           --         (646) (1)
     St. John Company, Ltd..............    7,390        7,241        5,996
     St. John Asia, Ltd.................      962        1,080          308
     Sales Elimination..................  (69,535)     (55,887)     (48,692)
                                          --------     --------     --------
     Total Net Sales.................... $365,921     $336,459     $294,171
                                         ========     ========     ========

- ----------
(1) The SJK and Coat product lines were discontinued at the end of fiscal 1998.

Licenses

     The company has a license agreement to manufacture and sell coats under the St. John name. The coat license agreement was completed in February 1999. The St. John Coat Collection offers the usual classic styles, elegance and superior quality the St. John customer has come to expect. The line was launched in August 1999. Prior to the license agreement, the company's Coat Collection consisted primarily of faux fur coats in various styles and colors which were manufactured in the company's factories using fabric imported from Europe.

Manufacturing

     The company has developed a vertically integrated manufacturing process which it believes is unique and critical to its success. During fiscal 2001, approximately 89% of the company's products were manufactured at the company's own facilities, while the remaining 11% were manufactured by outside contractors, primarily in Europe and Asia. The company twists and dyes its yarn, as well as knits, constructs, presses and finishes its knitwear products, in its seven facilities located in Southern California and one facility located in Mexico. The company manufactures its knitwear using its highly automated electronic knitting machines coupled with a skilled labor force. The company also manufactures its own jewelry and hardware for its products. Products not manufactured by the company include a portion of the Sport and Gray & Gray product lines, the Shoe product line, handbags, scarves, belts and fragrance.

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

     The manufacturing process begins with the twisting together of wool and rayon on the company's precision twisting machines in a unique process that produces the company's signature yarn. The twisted yarn is transferred to the company's dye house for dyeing based on garment orders received. The dyed yarn is knitted on the company's computerized electronic knitting machines and then cut, assembled and finished in the company's linking, seaming and hand finishing facilities. The company's jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers and pins. The company also manufactures many of its woven products, as well as blouses, jeans and certain scarves.

     During fiscal 1998, the company completed a jewelry and garment hardware manufacturing facility in Mexico. This facility gives the company additional manufacturing capacity as well as the ability to lower the cost of certain labor-intensive jewelry and hardware components through reduced labor costs. In addition, workers at the Mexico facility produce certain items in the Sport product line, cut and sew jeans and apply paillettes and sequins to some of the company's apparel products.

Quality Control

     The company has achieved its quality reputation by vertically integrating manufacturing processes and maintaining control over its operations. The expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the company's standards on a consistent and timely basis. The company's quality control program is designed to enable all finished goods to meet the company's standards, and includes inspection points throughout the manufacturing processes. During the manufacturing processes, every garment is individually inspected. In addition, the company uses outside contractors primarily for the manufacturing of its shoes, handbags and certain woven products. The company has instituted procedures to maintain the quality of products manufactured by outside contractors.

Design

     The company designs its garments to be consistent with its classic, timeless style. To accomplish this goal, design teams reference the prior season's designs and patterns to establish a basis for the current season's lines. The design teams also work closely with the sales force to incorporate current consumer preferences into the season's line. Dye lots are kept consistent with prior years to enable consumers to augment their wardrobes over several seasons. Once design parameters for a particular item are established, the design teams work with the manufacturing group to plan construction details and hardware attachments, such as buttons, to ensure efficient manufacturing. The design management team has an average of 14 years of experience with the company.

Distribution

     The company's products are distributed primarily through a select group of specialty retailers and the company's 26 boutiques, 10 outlet stores, three home furnishing stores and one home furnishing outlet.

Retail Customers. The company selectively distributes its products through some of the nation's leading upscale retailers, including Saks Fifth Avenue, Neiman Marcus and Nordstrom, each of which accounted for more than 10% of the company's net sales in fiscal 2001 (approximately 46% collectively) and have been customers of the company for approximately 25, 20 and 15 years, respectively. The company distributes its products to approximately 550 locations in the United States and internationally. Since the mid-1980s, the company has worked with these and certain other customers to create in-store boutiques, which are designated areas devoted exclusively to the company's products. Other significant customers of the company include Jacobson's, Macy's West and select Marshall Field's and Dayton Hudson stores.

St. John Apparel Stores. In order to diversify its product distribution and enhance name recognition, the company began opening its own retail boutiques in 1989 and currently operates 26 such boutiques. The boutiques showcase the company's entire line of apparel products and have expanded the distribution and enhanced the brand awareness of its products. The company also operates 10 outlet stores. Unlike many of its competitors, the company does not expressly manufacture product for its outlets, instead utilizing the outlets to sell seconds, design samples and slow-moving inventory from the company's full-price boutiques.

St. John Home Stores. During 1997, the company began opening home furnishing stores and currently operates three such stores, located in Scottsdale, Arizona, Costa Mesa, California and Palm Desert, California under the name St. John Home. The Palm Desert location was opened during January 2001. In addition, the company operates one St. John Home outlet store in Nevada. St. John Home stores sell upscale home furnishings and gift items, some of which are manufactured by the company.

International. The company sells its products to specialty retailers in Asia, Europe, Canada and Mexico. In Asia, the company has established relationships with a number of highly qualified retailers, including Lane Crawford in Hong Kong and China and ShinSegae in South Korea, and is seeking to increase its penetration in these accounts. In Japan, the company operates a wholly owned subsidiary that distributes its products throughout Japan and operates a number of small retail stores which are located within larger department stores and two in-hotel boutiques. The company's European efforts involve expanding and upgrading its relationships with high quality independent wholesale customers, principally in the United Kingdom, Germany, Belgium, Switzerland and the Netherlands. During fiscal 2001, international sales to wholesale customers and sales through the company's subsidiary in Japan accounted for approximately 7.9% of the company's net sales.

Financial Information About Segments

     The company has two reportable business segments, wholesale and retail sales. The company's wholesale sales business consists primarily of eight divisions: Knitwear, Sport, Gray & Gray, Shoes, Jewelry, Accessories, Fragrance and Home Furnishings. For fiscal 2001, retail sales were generated through the company's 24 St. John boutiques, 10 St. John outlet stores, three St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations. For segment information regarding net sales, operating profits and assets, see note 14 to the company's financial statements, included herein.

Marketing

     The company markets its Collection, Dressy and Couture lines along with its Sport line twice a year, during the Fall and Cruise/Spring seasons. These lines are shown beginning in January for delivery between May and October and beginning in July for delivery between November and April. The majority of orders for each of these six-month delivery periods normally are received within five weeks of showings, and the goods are then made to order. The Shoe line is marketed four times per year. The company markets its Basics, Jewelry, Accessories and Fragrance lines throughout the year.

     The company shows its product lines to retail customer buyers in its New York and Irvine showrooms. Members of the company's senior management team work closely with major customers to develop sales plans and to determine the appropriate mix of merchandise. These detailed sales plans are based on past purchases, expected sales growth and profitability. The company also shows its products in its Dusseldorf and Japan showrooms as well as in other foreign countries at various times during the year using its outside sales representatives.

     The company's strategy is to sell its products to its retail accounts and to facilitate the sale of its products through to the ultimate consumer. The company employs a sales team, showroom personnel and customer service representatives. The sales team is currently comprised of 30 U.S. and five international field representatives. The sales team establishes and maintains in-store boutique presentations, develops close working relationships with store management and trains key sales people to be St. John specialists. The St. John specialists at certain key retail accounts are eligible for the company's incentive rewards. In addition, the company's customer service representatives monitor computerized information on each store's sales and styles sold in an effort to track and increase sales.

     In order to promote its upscale image, the company advertises in both national and international fashion magazines, including Vanity Fair, Vogue, Elle and Harper's. In fiscal 2001, the company spent approximately $15.0 million on advertising. Management believes that this advertising approach enhances the company's image. The company's advertising features Kelly Gray as its Signature Model. The company also designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual retailers. Distribution is usually limited to target repeat purchasers or those who meet the company's consumer profile.

Raw Materials and Suppliers

     The company's primary raw materials in the production of its knitwear are wool and rayon. In fiscal 2001, the company purchased approximately $8.8 million of wool and approximately $3.5 million of rayon. The company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the company's primary U.S. spinner for a set quantity of wool based on the company's forecasted wool requirements for at least one year. Multiple spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The company generally holds an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential supply interruptions. Rayon is available in raw or dyed form from various European and Japanese suppliers.

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

Trademarks

     The company owns and utilizes several trademarks, principal among which are St. John(R), St. John by Marie Gray(R), St. John Sport by Marie Gray (R) and Gray & Gray(TM). The company's principal marks are registered with the United States Patent and Trademark Office and in several other major jurisdictions in the world. The company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The company vigorously protects its trademarks against infringement.

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

Geographic Information

     The table below presents information related to the geographic areas in which the company operated during fiscal years 2001, 2000 and 1999:

                                                    Fiscal Years

                                      -----------------------------------------
                                         2001             2000           1999
                                      -----------------------------------------
                                                     (in thousands)
Net sales:
     United States .............        $337,050        $311,395        $269,701
     Asia(1) ...................          17,445          15,284          13,344
     Europe(1) .................           6,750           6,298           6,909
     Other .....................           4,676           3,482           4,217
                                        --------        --------        --------
                                        $365,921        $336,459        $294,171
                                        ========        ========        ========

(1) Sales for these geographic areas include sales made into the area directly from the United States and sales made in the area by subsidiaries or branches of the company.

The Company

     SJKI became the parent company of St. John Knits, Inc., a California corporation ("St. John") and its subsidiaries as a result of mergers consummated in July 1999. Prior to the mergers, SJKI was a wholly owned subsidiary of St. John. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Agreement and Plan of Merger." SJKI was incorporated in Delaware during fiscal 1999. Prior to such time, SJKI was incorporated in Barbados as a "large FSC" under Section 922 of the Internal Revenue Code of 1986, as amended. St. John is a wholly owned subsidiary of SJKI and was incorporated during 1962.

Employees

     At October 28, 2001, the company had approximately 5,225 full-time employees, including 26 in management positions, approximately 280 in design and sample production, 2,935 in production, 255 in quality control, 460 in retail, 105 in sales and advertising and the balance in clerical and office positions. In addition, the company had approximately 835 full-time employees working at the company's manufacturing facility in Mexico and approximately 70 employees working at the company's subsidiary in Japan, principally in retail and various clerical and office positions. The company is not party to any labor agreements. The company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Risk Factors

Substantial Leverage and Debt Service. Our company is highly leveraged. As of October 28, 2001, we had total debt of approximately $252.3 million, of which approximately $152.0 million was senior debt, and a stockholders' deficit of approximately $123.9 million, which resulted from the recapitalization of the company in connection with the mergers consummated in July 1999. In addition, we may borrow money under our revolving credit facility which is intended to be used primarily for working capital. Subject to restrictions in our senior credit facilities and the indenture governing our senior subordinated notes, we may borrow more money for working capital, capital expenditures, acquisitions or other purposes.

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

Covenant restrictions may limit our ability to operate our business. The indenture governing our senior subordinated notes contains covenants that, among other things:

  . limit our ability to incur indebtedness and pay dividends on and redeem capital stock; and

  .  create restrictions on:

     .  investments in unrestricted subsidiaries;

     .  limiting distributions from some of the company's subsidiaries;

     . the use of proceeds from the sale of assets and subsidiary stock;

     .  entering into transactions with affiliates and

     .  creating liens.

     The indenture also restricts, subject to certain exceptions, our ability to consolidate and merge with or to transfer all or substantially all our assets to, another party.

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

     Although we believe that we have been in compliance and that we will be able to maintain compliance with our current financial tests there can be no assurance that we will be able to do so. The restrictions imposed by such covenants may adversely affect our ability to take advantage of favorable business opportunities. Failure to comply with the terms of such covenants could result in acceleration of the indebtedness represented by our notes.

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

     We compete with numerous domestic and foreign designers, brands and manufacturers of apparel and accessories, some of which may be significantly larger and more diversified and have greater financial and other resources than we do. Increased competition from these and future competitors could reduce our sales and adversely affecting our results. Because of our debt level, we may be less able to respond effectively to such competition than others.

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

     During fiscal 2001 and 2000, net sales to our three largest retail customers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, totaled approximately 46% and 43% of net sales, respectively, and net sales to Saks Fifth Avenue, our largest retail customer, accounted for approximately 16% of net sales in fiscal 2001 and 15% in fiscal 2000. Although we have long-established relationships with many of our customers, we do not have any long-term sales agreements. The loss of or significant decrease in business from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more members of our senior management team could have a material adverse effect on our business. Our success has been largely dependent on the personal efforts and abilities of Bob Gray, Chairman and Chief Executive Officer, Marie Gray, Chief Designer, and Kelly Gray, Co-President (collectively, the "Grays"). The loss of the services of any of these executives could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by Vestar Capital Partners III, L.P.("Vestar"). Vestar and the Grays beneficially own approximately 78% and 15%, respectively, of the outstanding common stock of SJKI. As a result, Vestar is able to effectively control the outcome of certain matters requiring a stockholder vote, including the election of four of the seven directors of SJKI (the Grays are contractually entitled to appoint the remaining three directors). Such ownership of common stock may have the effect of delaying, deferring or preventing a change of control.

An increase in the price or a decrease in the availability of wool or rayon, our primary raw materials, could have a material adverse effect on our business. Our principal raw materials are wool and rayon. In fiscal 2001, we purchased approximately $8.8 million of wool and approximately $3.5 million of rayon. The price of wool and rayon may fluctuate significantly depending on world demand. We cannot assure that such fluctuation in the price of wool or rayon will not affect our business, financial condition and results of operations.

     We purchase wool imported primarily from Australia. We also import other raw materials, including rayon, from Europe and Japan. In addition, our shoes, handbags and certain woven products are manufactured in Europe. Our imported materials and products are subject to United States customs duties which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties could have a material adverse effect on our business, financial condition and results of operations. The United States and the countries in which materials and products are produced or sold may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the company.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States. We conduct international operations in Mexico, Europe, Asia and Canada. In fiscal 2001, approximately 8% of our sales occurred outside the United States, and approximately 11% of our products were manufactured by third-party contractors, many of which were outside the United States. Any international operations will be subject to risks similar to those affecting our U.S. operations in addition to a number of other risks, including:

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

Backlog

     At October 28, 2001, the company had unfilled customer orders for the Cruise/Spring season of approximately $142 million compared with approximately $160 million as of October 29, 2000. Orders for the Cruise/Spring season are generally shipped during November through April. The company's experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Item 2. PROPERTIES

     The principal executive offices of the company are located at 17622 Armstrong Avenue, Irvine, California 92614.


Company-owned Properties

     The general location, use and approximate size of the company-owned properties are set forth below. All of such properties are used in the company's wholesale business segment.

                                                                                                         Approximate
                                                                                                           Area in
            Location                                       Use                                           Square Feet
            --------                                       ---                                           -----------
Irvine, California .................   Design Facility, Sewing, Warehousing, Shipping                      110,500
Tijuana, Mexico ....................   Jewelry and Hardware Manufacturing, Sewing, Knitting                 63,100
Irvine, California .................   Knitting                                                             32,100
Van Nuys, California ...............   Assembling, Sewing                                                   27,900
San Ysidro, California .............   Assembling                                                           27,300
Irvine, California .................   Corporate Headquarters, Showroom, Administrative                     25,100
                                       Offices
Irvine, California .................   Knitting                                                             20,500

Leased Properties

         The general location, use, approximate size and lease expiration date of the company's principal leased properties are set forth below. All of such properties are used in the company's retail business segment except as noted.

                                                                                        Approximate           Lease
                                                                                          Area in          Expiration
            Location                                       Use                          Square Feet           Date
            --------                                       ---                          -----------        ----------
Irvine, California(1) (2) ..........   Knitting, Sewing, Finishing, Shipping,             175,000             7/10
                                       Administrative Offices
Irvine, California(3) ..............   Warehousing, Administrative Offices                 90,100             4/05
Irvine, California(2) ..............   Twisting, Dyeing, Warehousing                       88,100             5/06
Alhambra, California(2) ............   Assembling, Sewing                                  41,000             8/06
Santa Ana, California(2) ...........   Jewelry and Hardware Manufacturing                  25,000             5/04
Costa Mesa, California(4) ..........   Retail Boutique                                     15,400             1/14
New York, New York(2) ..............   Showroom                                            12,300             6/11
New York, New York(5) ..............   Retail Boutique                                      7,500             6/11
Beverly Hills, California ..........   Retail Boutique                                      7,000             3/06
New York, New York(5) ..............   Retail Boutique                                      6,200             6/11
Chicago, Illinois ..................   Retail Boutique                                      6,000             9/04
Las Vegas, Nevada ..................   Retail Boutique                                      5,600             1/09
Munich, Germany ....................   Retail Boutique                                      4,400            10/02

- ---------------------
(1) The company leases this property from a general partnership in which St. John holds a 50 % interest.
(2)  This property is used in the company's wholesale business segment.
(3) This property is used in both the company's retail and wholesale business segment.
(4) This lease includes both the St. John and St. John Home boutiques which were opened during fiscal 1999.
(5) The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.

     As of October 28, 2001, annual base rents for the company's leased properties listed in the table above ranged from approximately $165,000 to $1,318,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

     The company believes that there are facilities available for lease in the event that either the productive capacities of the company's manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The company also leases space for 26 additional retail boutiques (including nine that will open in fiscal 2002 or later, two of which will replace existing boutiques), one additional showroom, one additional administrative and warehouse facility, 10 outlet stores, two home furnishing stores and one home furnishing outlet store (aggregating approximately 311,000 square feet).

Item 3. LEGAL PROCEEDINGS

Litigation Regarding the Mergers

     On June 9, 2000, the company reached an agreement to settle a class action shareholders' lawsuit arising from the mergers of the company that closed on July 7, 1999. The terms of the settlement agreement, which received final court approval on August 1, 2000, called for payment of $13.75 million to the company's former public shareholders and their attorneys. Nearly all of this payment was funded by the company's insurance carriers. Additionally, in the event of a future sale, merger or public offering of the company, the company has agreed to provide these former shareholders with an opportunity to receive a specified percentage of proceeds from such an event under certain limited circumstances. On September 1, 2000, one of the plaintiffs in this lawsuit filed a notice of appeal from the judgment approving the settlement and the court order regarding application for attorney's fees. On October 12, 2001, an order was entered dismissing the appeal as it relates to the settlement, thereby leaving the only issue on appeal the court order regarding application for attorney's fees. As such, the matter as it relates to the company has been finalized.

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

                                  Fiscal 2001       Fiscal 2000
                                  -----------       -----------
Quarter                          High      Low     High      Low
- -------                          ----      ---     ----      ---
Fourth                          $26.00   $21.00   $28.00    $20.88
Third                            38.00    22.00    25.00     18.00
Second                           56.00    40.00    18.00     16.25
First                            50.00    28.00    16.00     14.50

     As of January 22, 2002, there were approximately 17 holders of record of SJKI's common stock.

     SJKI has never declared dividends on its common stock and does not intend to pay dividends on its common stock in the future. SJKI's ability to pay dividends depends upon the receipt of dividends from St. John, which is a wholly owned subsidiary of SJKI. In addition, SJKI's ability to pay dividends on its common stock is restricted by the terms of its senior credit facilities and the indenture governing its senior subordinated notes as well as limitations under applicable law and other factors the board of directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the consolidated financial statements of the company. This information should be read in conjunction with the company's audited consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Fiscal Year Ended
                                                      ---------------------------------------------------------------
                                                      October 28,  October 29,  October 31,  November 1,  November 2,
                                                         2001         2000         1999         1998         1997
                                                      -----------  -----------  -----------  -----------  -----------
                                                             (in thousands, except per share amounts)
Income Statement Data:
Net sales(1) .......................................   $365,921     $336,459     $294,171     $277,900     $240,479
Cost of sales ......................................    159,484      141,097      130,131      120,883       99,545
                                                       --------     --------     --------     --------     --------
Gross profit .......................................    206,437      195,362      164,040      157,017      140,934
Selling, general and administrative expenses(1) ....    137,325      123,251      114,884      102,965       82,923
Transaction fees and expenses ......................         --           --       15,123           --           --
                                                       --------     --------     --------     --------     --------
Operating income ...................................     69,112       72,111       34,033       54,052       58,011
Interest expense ...................................     28,344       31,787       10,224           --           42
Other income .......................................      4,036        1,000        1,197        1,369          755
                                                       --------     --------     --------     --------     --------
Income before income taxes .........................     44,804       41,324       25,006       55,421       58,724
Income taxes .......................................     18,925       17,511       10,317       22,001       24,300
                                                       --------     --------     --------     --------     --------
Net income .........................................   $ 25,879     $ 23,813     $ 14,689     $ 33,420     $ 34,424
                                                       ========     ========     ========     ========     ========
Net income per common share-diluted ................   $   3.17     $   3.00     $   0.98     $   1.94     $   2.01
                                                       ========     ========     ========     ========     ========
Dividends per share ................................   $    --      $     --     $  0.075     $   0.10     $   0.10
                                                       ========     ========     ========     ========     ========
Weighted average shares outstanding-diluted ........      6,623        6,546       13,669       17,235       17,134
                                                       ========     ========     ========     ========     ========


                                                                                 As of
                                                      ---------------------------------------------------------------
                                                      October 28,  October 29,  October 31,  November 1,  November 2,
                                                         2001         2000         1999         1998         1997
                                                      -----------  -----------  -----------  -----------  -----------
                                                                              (in thousands)
Balance Sheet Data:
Working capital ...................................   $  71,025    $  69,821    $  89,140    $  89,190   $  69,693
Total assets(1) ...................................     222,223      218,499      206,810      182,390     153,904
Long-term debt(2) .................................     243,291      261,847      287,321          408          --
Mandatorily redeemable preferred stock ............      25,000       25,000       25,000           --          --
Redeemable common stock ...........................      27,132       29,069       29,069           --          --
Stockholders' equity (deficit) (2) ................    (123,924)    (146,670)    (166,000)     161,574     130,680

- -----------------
(1) Certain reclasses have been made to the prior year balances to conform with the current year presentation.

(2) The company increased its long-term debt and issued the redeemable preferred stock in connection with the mergers consummated in July 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Agreement and Plan of Merger." In addition, the deficit in stockholders' equity was incurred in connection with the mergers.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and the notes related thereto.

Agreement and Plan of Merger

     On July 7, 1999, (i) SJKAcquisition, Inc., a California corporation and direct wholly owned subsidiary of SJKI, merged with and into St. John, with St. John surviving the merger (the "reorganization merger") and (ii) Pearl Acquisition Corp. ("Pearl"), a Delaware corporation and direct wholly owned subsidiary of Vestar/Gray Investors LLC, a Delaware limited liability company, merged with and into SJKI, with SJKI surviving the merger (the "acquisition merger" and together with the reorganization merger, the "mergers"), as contemplated by the Agreement and Plan of Merger, dated as of February 2, 1999, among SJKI, St. John, SJKAcquisition and Pearl. As a result of the mergers, St. John became a wholly owned subsidiary of SJKI. Immediately after the mergers, SJKI was approximately 7% owned by former shareholders of St. John, other than Robert E. Gray, Marie Gray and Kelly A. Gray, and approximately 93% owned by Vestar/Gray Investors LLC. Vestar/Gray Investors LLC is approximately 84% owned by an affiliate of Vestar Capital Partners III, L.P. and 16% owned by the Grays.

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

Results of Operations

     The following table is derived from the company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                                       Percentage of Net Sales
                                                                          Fiscal Year Ended
                                                         --------------------------------------------------
                                                         October 28,         October 29,         October 31,
                                                            2001                2000                1999
                                                         -----------         -----------         -----------
Net sales ............................................     100.0%              100.0%              100.0%
Cost of sales ........................................      43.6                41.9                44.2
                                                           -----               -----               -----
Gross profit .........................................      56.4                58.1                55.8
Selling, general and administrative expenses .........      37.5                36.6                39.1
Transaction fees and expenses ........................       --                  --                  5.0
                                                           -----               -----               -----
Operating income .....................................      18.9                21.5                11.7
Interest expense .....................................       7.8                 9.5                 3.5
Other income .........................................       1.1                 0.3                 0.4
                                                           -----               -----               -----
Income before income taxes ...........................      12.2                12.3                 8.6
Income taxes .........................................       5.2                 5.2                 3.5
                                                           -----               -----               -----
Net income ...........................................       7.0%                7.1%                5.1%
                                                           =====               =====               =====

Fiscal 2001 Compared to Fiscal 2000

     Net sales for fiscal 2001 increased by $29.5 million, or 8.8% over fiscal 2000. This increase was principally attributable to (i) an increase in sales to existing domestic wholesale customers of approximately $28.9 million, including an increase of $13.7 million in sales of the Sport product line to these customers, (ii) an increase in sales by company-owned retail stores of approximately $3.8 million, primarily due to an increase in sales for the boutiques located in Palm Desert, California and Las Vegas, and the addition of six retail boutiques and one outlet store since the beginning of fiscal 2000 and
(iii) an increase in sales to existing foreign wholesale customers of approximately $3.8 million. These increases were partially offset by increased markdowns related to the company's wholesale sales of approximately $8.6 million. Net sales increased primarily as a result of increased unit sales of various product lines. As a result of the general declining economic conditions and its effect on the retail market, the company's net sales for the third and fourth quarters of fiscal 2001 decreased approximately 2.5% and 4.4%, respectively, compared to the same periods of fiscal 2000. This trend is expected to continue during the first six months of fiscal 2002.

     Gross profit for fiscal 2001 increased by $11.1 million, or 5.7% as compared with fiscal 2000, and decreased as a percentage of net sales to 56.4% from 58.1%. This decrease in the gross profit margin was primarily due to (i) increased markdowns related to the company's wholesale sales and (ii) a decrease in the gross profit margin for the retail boutiques due to an increase in the point of sale markdowns.

     Selling, general and administrative expenses for fiscal 2001 increased by $14.1 million, or 11.4% over fiscal 2000, and increased as a percentage of net sales to 37.5% from 36.6%. This increase in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in the operating expenses as a percent of sales for the retail boutiques due to the addition of six boutiques since the beginning of fiscal 2000. New boutiques historically have reported higher selling, general and administrative expenses as a percentage of net sales. In addition, during fiscal 2001 the company incurred non-recurring costs related to severance benefits totaling approximately $3.0 million and an expense of $1.5 million to increase the reserve for uncollectable accounts receivable, related to the receivable for one of the company's significant customers. The effect of these increases was partially offset by non-recurring costs incurred during fiscal 2000 related to the litigation involving the mergers totaling approximately $1.5 million and costs incurred to repair the corporate airplane of $1.0 million.

     Operating income for fiscal 2001 decreased by $3.0 million, or 4.2% over fiscal 2000. Operating income as percentage of net sales decreased to 18.9% from 21.5% during the same period. This decrease in the operating income as a percentage of net sales was primarily due to a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for fiscal 2001 decreased by $3.4 million over fiscal 2000. This decrease was primarily due a reduction in interest rates and a reduction in the debt balance since the end of fiscal 2000.

     Other income for fiscal 2001 increased by $3.0 million over fiscal 2000. This increase was primarily due to a gain realized on the sale of equipment held by a 50% owned partnership.

Fiscal 2000 Compared to Fiscal 1999

     Net sales for fiscal 2000 increased by $42.3 million, or 14.4% over fiscal 1999. This increase was principally attributable to (i) an increase in sales by company-owned retail stores of approximately $22.6 million, due in part to increased sales at a number of the wholesale boutiques, including significant increases at the boutiques located in New York City and Palm Desert, California, and the addition of five retail boutiques and one outlet store since the beginning of fiscal 1999 and (ii) an increase in sales to existing domestic wholesale customers of approximately $20.7 million, including an increase of $15.8 million in sales of the Sport product line to these customers. These increases in net sales were partially offset by a decrease in net sales for St. John Home of $3.6 million, due to the closure of three stores and the transfer of one store to a former joint venture partner during the second quarter of fiscal 1999. Net sales increased primarily as a result of increased unit sales of various product lines.

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

     Selling, general and administrative expenses for fiscal 2000 increased by $8.4 million, or 7.3% over fiscal 1999, and decreased as a percentage of net sales to 36.6% from 39.1%. This decrease was primarily due to the reduction in selling, general and administrative expenses related to the closure of three home stores and the transfer of one home store to a former joint venture partner during the second quarter of fiscal 1999 and non-recurring expenses totaling approximately $1.7 million related thereto. This decrease was offset by non-recurring costs incurred during fiscal 2000 related to the litigation involving the mergers totaling approximately $1.5 million and costs incurred to repair the corporate airplane of $1.0 million.

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

     The company's primary cash requirements are to fund payments required to service its debt, to fund its working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 2001, cash provided by operating activities was $32.3 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accrued expenses while cash used in operating activities was primarily used to fund a decrease in accounts payable, accrued interest expense and income taxes payable and an increase in inventories. Cash used in investing activities was $15.8 million during fiscal 2001. The principal use of cash in investing activities was for upgrades to the company's computer systems, the construction of leasehold improvements for a new showroom location in New York, the purchase of 5 acres of land in Mexico to be used for the future expansion of our manufacturing facilities and the construction of leasehold improvements for three new retail boutiques located in Troy, Michigan and Houston and Plano, Texas. Cash used in financing activities was $15.3 million during fiscal 2001. Cash used in financing activities included the prepayment of bank debt totaling $10.0 million.

     The company anticipates purchasing property and equipment of approximately $18 million during fiscal 2002. The estimated $18 million will be used principally for (i) upgrades to the company's computer systems, (ii) the construction of leasehold improvements for five new retail boutiques located in San Francisco and San Jose, California, Orlando and Tampa, Florida and Short Hills, New Jersey and (iii) the construction of leasehold improvements for relocated boutiques in Atlanta, Georgia and Denver, Colorado.

     During fiscal 2002, the company will be required to make a mandatory prepayment under the terms of the credit agreement based on the calculation of the company's excess cash flow, as that term is defined in the credit agreement. The payment will be made during the second quarter of fiscal 2002 in the amount of $6.8 million.

     As of October 28, 2001, the company had approximately $71.0 million in working capital and $26.2 million in cash and marketable securities. The company's principal source of liquidity is internally generated funds. As part of the senior credit facilities, the company has a $25.0 million revolving credit facility which expires on July 31, 2005. The revolving credit facility is secured and borrowings thereunder bear interest at the company's choice of the bank's borrowing rate (5.5% at October 28, 2001) plus 1.0% or a Eurodollar rate plus 2.0%. The availability of funds under the revolving credit facility is subject to the company's continued compliance with certain covenants, including a covenant that sets the maximum amount the company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. See "Credit Facilities" below. As of

October 28, 2001, no amounts were outstanding under the revolving credit facility. The company invests its excess cash in a money market fund.

     Total debt outstanding decreased $15.1 million to $252.3 million at October 28, 2001, as compared to the amount outstanding at October 29, 2000. This decrease is primarily due to prepayments totaling $10.0 million. The company's outstanding debt is comprised primarily of senior secured credit facilities of $152.0 million and $98.9 million of senior subordinated notes.

     The company's primary ongoing cash requirements will be for debt service and capital expenditures. The company's debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The company believes it will be able to finance its debt service and capital expenditure requirements for the foreseeable future with internally generated funds and availability under the revolving credit facility. However, the company's ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the company's control. See "Risk Factors-Substantial Leverage and Debt Service."

     The Company may repurchase from time to time a portion of the Company's 12.5% Senior Subordinated Notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the company may be required to repurchase a portion of the common stock beneficially owned by the Grays. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes.

     SJKI did not make any payment of dividends during fiscal 2001 and fiscal 2000 and does not anticipate the payment of any cash dividends on its common stock in the future.

     The company's EBITDA (EBITDA generally represents the net income of the company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income) as defined in its credit agreement for its senior secured credit facilities was $84.5 million and $86.9 million for fiscal 2001 and 2000, respectively. EBITDA is not a defined term under GAAP and is not an alternative to operating income or cash flow from operations as determined under GAAP. The company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the company's operating performance or as a measure of liquidity.

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

     Borrowings under the tranche A facility began to mature quarterly on October 31, 1999, while borrowings under the tranche B facility began to mature quarterly on October 31, 2000. The credit agreement permits the company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the company is required to make mandatory prepayments of tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 50% of excess cash flow (as defined in the credit agreement); and (ii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the company's financial performance).

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

     The credit agreement requires the company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. The credit agreement also contains additional covenants that, among other things, restrict the ability of the company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the company from declaring or paying any dividends or making any payments with respect to the company's senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement.|~3emspace~|The credit agreement contains customary events of default.

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

Redeemable Common Stock

     In connection with the mergers, SJKI has entered into a stockholders' agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without "cause" or resigns for "good reason," as these terms are defined in their employment agreements with the company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the notes.

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

New Accounting Pronouncements

     See Note 2(p) "New Accounting Pronouncements" included under the caption Notes to Consolidated Financial Statements included elsewhere in this document.

Forward Looking Statements

     This Annual Report on Form 10-K contains certain statements which describe the company's beliefs concerning future business conditions and the outlook for the company based on currently available information. Wherever possible the company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the company's expectation that sales will decrease during the first six months of fiscal 2002 as compared to fiscal 2001, (ii) the company's anticipated purchases of property and equipment during fiscal 2002, (iii) the company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and borrowings under the revolving credit facility and (iv) the company's anticipation that it will not pay cash dividends on its common stock in the future.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the company enters into forward contracts. These contractual arrangements are entered with a major financial institution. The company does not hold derivative financial instruments for trading.

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the company prices its products. The company's primary exposure to foreign exchange fluctuation is on the Euro. At October 28, 2001, the company had contracts maturing through April 30, 2002 to sell 1.3 million Euros at a rate of .89 U.S. dollars to the Euro. At October 29, 2000, the company did not have any outstanding forward contracts.

     The company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Italy. The purchase of these items is completed in Italian lira. In order to reduce the effect of the fluctuation in the exchange rate between the lira and the U.S. dollar, the company may enter into foreign exchange contracts. At October 28, 2001, the company had contracts maturing through May 31, 2002 to purchase 5.0 billion Italian lira at a rate of 2,286 lira to the U.S. dollar. Combined with the Euro contracts, the total fair value at October 28, 2001 was $106,999, which was recorded as a component of stockholders' equity and comprehensive income.

     The company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The company also holds fixed rate subordinated notes. The company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on $35 million of the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a cap rate for LIBOR contracts at 8.5%. The agreement also sets a minimum floor rate of 5.37%. During fiscal 2001, LIBOR decreased below the floor rate and the company began making payments under the agreement. Since LIBOR rates are currently less than the floor rate, $35 million of the company's variable rate debt has effectively been converted to fixed rate debt. The fair Value of the intrest rate collar agreement was $(825,000) at October 28, 2001.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Assuming that the balance of variable rate debt remains constant and inclusive of the impact of the interest rate collar, a one percentage point increase in LIBOR from the first day of the year would result in an increase in interest expense of approximately $1.2 millon.

     The table below details the principal amounts due and the average nominal interest rates for the debt in each category based on the expected maturity dates and applicable amortization schedules. The carrying value of the variable rate debt approximates fair value as the interest rate is adjusted to market periodically. The subordinated debt is publicly traded and the fair value is based upon the quoted market value at October 28, 2001.

                                                       Fiscal Years
                                      --------------------------------------------------
                                        2002       2003       2004       2005      2006      Thereafter     Total      Fair Value
                                        ----       ----       ----       ----      ----      ----------     -----      ----------
                                                                       (Amounts in thousands)

Fixed rate subordinated notes         $  --    $   --      $   --     $   --    $   --       $100,000     $100,000       $ 93,000
   Average interest rate                                                                         12.5%        12.5%

Variable rate debt                    $8,982   $12,013     $21,863    $23,495   $34,252      $  51,378    $ 151,983      $151,983
   Average interest rate(1)              5.3%      5.3%        5.3%       5.3%      5.3%           5.3%         5.3%

Variable rate notes payable           $   24   $    24     $    24    $    24   $ 1,277      $     --     $  1,373       $  1,373
   Average interest rate(1)              5.3%      5.3%        5.3%       5.3%      5.3%           --         5.3%

(1) The average interest rate is based upon the actual rates in place as of October 28, 2001, and is held constant for the duration of the debt.

     The company does not believe that the future market rate risks related to the above securities will have a material impact on the company or the results of its operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements and supplementary data filed with this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ST. JOHN KNITS INTERNATIONAL

     The following sets forth certain information concerning the directors and executive officers of SJKI:

Name                       Position with St. John Knits International        Age
- ----                       ------------------------------------------        ---

Bob Gray                Chairman of the Board and Chief Executive Officer    76
Kelly Gray              Director and Co-President                            35
Marie Gray              Chief Designer and Secretary                         65
Bruce Fetter            Co-President and Chief Operating Officer             47
Roger Ruppert           Senior Vice President-Finance and Chief Financial    58
                        Officer
James Kelley            Director and Assistant Secretary                     47
Daniel O'Connell        Director                                             47
Sander Levy             Director                                             40
Christopher Henderson   Director                                             34

Biographical Information

     Bob Gray, a co-founder of St. John, has served as Chairman of the Board of the company since its inception in 1962. He has also served as Chief Executive Officer of the company from its inception until February 2001 and was re-appointed Chief Executive Officer in October 2001. Prior to forming St. John, Mr. Gray held various sales and production positions with Cannady Creations, a small sportswear company, from 1952 to 1962, his last position being General Manager. He graduated from the University of Southern California with a B.A. degree in political science and psychology. Mr. Gray is the husband of Marie Gray and the father of Kelly Gray.

     Kelly Gray, a director of the company since October 1994, became President of the company in April 1996. She served as Creative Director of the company from June 1991 and Executive Vice President-Creative Director from December 1995 until April 1996. Ms. Gray also heads the company's retail boutique division and has design responsibilities for the St. John product line and the Gray & Gray line. In addition, she has been the company's Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the company's advertising department from 1988 to June 1991. Prior to heading the advertising department of the company, Ms. Gray held various other administrative positions with the company. Ms. Gray is the daughter of Bob Gray and Marie Gray.

     Marie Gray, a co-founder of St. John, has served as Chief Designer of the company since its inception in 1962 and as Secretary of the company since March 1993. Prior to forming St. John, Ms. Gray was a fashion model, served as hostess of the Queen For a Day television show and was a fit model for some of the leading designers in the Los Angeles area. Ms. Gray is the wife of Bob Gray and the mother of Kelly Gray.

     Bruce Fetter was appointed Co-President and Chief Operating Officer of the company in October 2001. He served as Executive Vice President and Chief Operating Officer of the company from June 1999 until October 2001. He served as Senior Vice President and Chief Operating Officer of the company from November 1997. He joined the company in January 1997 as Vice President-Distribution and in April was appointed Senior Vice President-Operations. From August 1994 to December 1996 he held the position of Vice President-Logistics for Bob's Stores, a division of the Melville Corporation. He graduated with a B.S. degree from the University of Southern California in 1976, majoring in business.

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

     James Kelley, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Kelley is a director of Consolidated Container Holdings, LLC, Michael Foods, Inc. and Westinghouse Air Brake Technologies Corporation. Mr. Kelley received a B.S. degree from the University of Northern Colorado, a J.D. degree from the University of Notre Dame and an M.B.A. degree from Yale University.

     Daniel O'Connell, a director of the company since July 1999, is the Chief Executive Officer and founder of Vestar Capital. Mr. O'Connell is a director of Aearo Corporation, Cluett American Corp., Insight Communications Company, Inc., Michael Foods, Inc., Remington Products Company L.L.C., Siegelgale Holdings, Inc. and Sunrise Medical Inc. Mr. O'Connell received a B.A. degree from Brown University and an M.B.A. degree from Yale University.

     Sander Levy, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Levy is a director of Cluett American Corp. and Gleason Corporation. Mr. Levy received a B.S. degree from The Wharton School of the University of Pennsylvania and an M.B.A. degree from Columbia University.

     Christopher Henderson, a director of the company since June 2001, is a Managing Director of Vestar Capital and has been a member of the firm since 1993. Mr. Henderson is director of Michael Foods, Inc. Mr. Henderson received a B.A. degree from the University of Colorado and an M.B.A. degree from Columbia University.

Director Compensation

     Directors of SJKI do not receive compensation, except as officers or employees of the company.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation earned by the Chief Executive Officers of the company and the other four most highly compensated executive officers (collectively, the "Named Executive Officers") for services in all capacities to SJKI and its subsidiaries for the fiscal years indicated:

                                                                                    Long Term
                                                      Annual Compensation(1)       Compensation
                                                      ----------------------          Awards
                                                                                      ------
                                                                                 Shares of Common
                                                                                 Stock underlying     All Other
                                                  Year   Salary(2)       Bonus       Options        Compensation
                                                  ----   ---------       -----       -------        ------------
Bob Gray                                          2001   $  532,408    $     --               --    $       --
  Chairman and Chief Executive Officer            2000    1,584,419          --               --            --
                                                  1999    1,615,663          --          109,104     6,880,000(3)

Hugh Mullins(4)                                   2001      707,067     500,000           75,000     1,710,045(5)
  Chief Executive Officer

Marie Gray                                        2001      565,734          --               --            --
  Chief Designer and Secretary                    2000      525,710          --               --            --
                                                  1999      551,311          --          109,104     1,720,000(3)

Kelly Gray                                        2001      916,524(6)       --               --            --
  Co-President                                    2000      879,458(6)       --               --            --
                                                  1999      677,406(6)       --          145,472     1,290,000(3)

Bruce Fetter                                      2001      425,649          --            8,333            --
  Co-President and Chief Operating                2000      379,331          --               --            --
  Officer                                         1999      327,007          --           16,667       402,500(3)

Roger Ruppert                                     2001      324,421          --               --            --
  Chief Financial Officer                         2000      313,942          --               --            --
                                                  1999      278,426          --            8,333       545,000(3)

- -----------------

(1) The company has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the Named Executive Officers for each of the fiscal years 2001, 2000 and 1999 did not exceed the lesser of 10% of such officer's total annual salary and bonus for such year or $50,000. Therefore, any such amounts are not included in the table.

(2) The amounts shown in this column include amounts and awards accrued during each of fiscal years 2001, 2000 and 1999 that were earned but not paid in such fiscal year.

(3) This amount was paid to settle outstanding stock options in connection with the mergers. Each outstanding option was cancelled and replaced with the right to receive a cash payment equal to the excess of $30 over the exercise price per share of the stock subject to such option.

(4) Hugh Mullins became Chief Executive Officer of the company in February 2001 and subsequently terminated his employment in October 2001.

(5) This amount includes relocation expenses paid by the company of $20,000, principal and accrued interest on a loan which was forgiven of $520,000 and severance paid to Mr. Mullins of $1,170,000.

(6) This amount includes modeling fees of $400,000 which were paid to Ms. Gray during each of fiscal years 2001 and 2000 and $250,000 which was paid during fiscal year 1999.

Employment Agreements

     The company has employment agreements with Marie Gray, Kelly Gray and Bruce Fetter. The employment agreements with Marie and Kelly Gray expire on December 31, 2004. The agreement with Bruce Fetter expires on December 31, 2002. The agreements provide for the payment of a base salary at the rate of $750,000 for Marie Gray and $650,000 for Kelly Gray and Bruce Fetter. In addition, under Kelly Gray's employment agreement, the company will compensate Ms. Gray $400,000 each year for her position as the Signature Model of the company.

     In the event of termination of employment by the company with "cause", or by the executive without "good reason", the employment agreements provide that such executive will only receive salary and health benefits through the date of termination. In the event of termination of employment by the company without cause, or by the executive with good reason, Marie Gray and Kelly Gray would receive continued salary payments for one year and health benefits for the longer of the remainder of the term of the agreement or six months. Bruce Fetter would receive continued salary payments and health benefits for the longer of the remainder of the term of the agreement or one year. Each employment agreement provides that the company shall pay severance benefits in the form of salary and health benefits continuation for a period equal to one month for each year of service, up to a maximum of 18 months, if the executive's employment is terminated by reason of a disability. In cases where the employee's employment is terminated by reason of the employee's death, the company generally will provide certain health insurance benefits to the employee's immediate family for a period of six months.

     Under Marie and Kelly Grays' employment agreements, each would also receive a lump sum payment of $1,000,000 if they terminated their employment agreement for good reason due to the fact that (i) a successor company's employment agreements did not assume their employment agreements or (ii) a change of control occurred. Under Bruce Fetter's employment agreement, in the event of a change of control wherein he is terminated by the company without cause or he terminates his employment for good reason within one year after such change in control, he would receive salary and health benefits continuation for a period of one year. If Bruce Fetter's agreement expires without being renewed for another year, he will receive continued salary payments and health benefits for six months.

Option Grants in Last Fiscal Year

     The following table sets forth information with respect to the Named Executive Officers concerning the number of stock options granted during the fiscal year ended October 28, 2001:

                                                                               Potential Realizable
                                                                                 Value at Assumed
                        Number of      Percent of                             Annual Rates of Stock
                       Securities     Total Options                            Price Appreciation for
                       Underlying      Granted to                                  Option Term
                        Options       Employees in    Exercise   Expiration        -----------
          Name         Granted(1)      Fiscal Year     Price        Date          5%          10%
          ----         ----------      -----------     -----        ----          --          ---
Bob Gray.............        --              --        $--          --       $    --      $   --
Hugh Mullins(2)......       75,000           72.0%      30.00     02/01/11    1,170,750    3,196,500
Marie Gray...........        --              --         --           --           --          --
Kelly Gray...........        --              --         --           --           --          --
Bruce Fetter.........        8,333            8.0%      30.00     11/15/10      130,078     355,152
Roger Ruppert........        --              --         --           --           --          --

(1) The options were granted under the 1999 St. John International, Incorporated Stock Option Plan for a term of ten years, subject to earlier termination in certain events related to termination of employment. The options become exercisable 20% per year, beginning one year from the date of grant. To the extent not already exercisable, the options generally become exercisable upon a change in control transaction. All options were granted at fair market value.

(2) Hugh Mullins terminated his employment with the company during fiscal 2001. All options held by Mr. Mullins were terminated at the time of his departure.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended October 28, 2001 and unexercised options held by each such officer as of October 28, 2001:

                                             Number of Securities
                                            Underlying Unexercised        Value of Unexercised
                                                  Options at            In-the-Money Options at
                    Shares                     Fiscal Year-End             Fiscal Year-End(1)
                 Acquired on    Value     --------------------------------------------------------
Name               Exercise   Realized    Exercisable   Unexercisable  Exercisable   Unexercisable
- ----               --------   ---------   -----------   -------------  ------------  -------------
Bob Gray........     --          --          36,368        72,736           --            --
Hugh Mullins....     --          --           --             --             --            --
Marie Gray......     --          --          36,368        72,736           --            --
Kelly Gray......     --          --          48,490        96,982           --            --
Bruce Fetter....     --          --           6,666        18,334           --            --
Roger Ruppert...     --          --           3,332         5,001           --            --

(1) All stock options currently held by the Named Executive Officers have an exercise price of $30. The fair market value of the stock at October 28, 2001 does not exceed the exercise price and therefore there is no current value to the unexercised options.

Compensation Committee Interlocks and Insider Participation

     The company does not have a compensation committee. Issues regarding executive's compensation are addressed by the full board of directors. Bob and Kelly Gray participated in deliberations regarding executive compensation during fiscal 2001.

Item 12. SECURY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of January 23, 2002 regarding the beneficial ownership of SJKI's common stock by: (i) each person who is known by SJKI to be the beneficial owner of more than 5% of the common stock; (ii) each of the directors of SJKI; (iii) each Named Executive Officer; and (iv) all current directors and executive officers of SJKI as a group.

                                                                            Approximate
                                                                          Number of Shares
                                                                            Beneficially
Name                                                                           Owned        Percentage Owned
- ----                                                                           -----        ----------------
Vestar/Gray Investors LLC(1) .............................................   6,090,205           93.03%
     1225 17th Street, Suite 1660
     Denver, Colorado 80202
Bob Gray(2) ..............................................................     684,148           10.24%
Hugh Mullins .............................................................         --              --
Marie Gray(2) ............................................................     684,148           10.24%
Kelly Gray(3) ............................................................     406,061            6.28%
Bruce Fetter(4) ..........................................................      10,082               *
Roger Ruppert(5) .........................................................       4,332               *
Daniel O'Connell(6) ......................................................   5,121,222           78.23%
James Kelley(6) ..........................................................   5,121,222           78.23%
Sander Levy(6) ...........................................................   5,121,222           78.23%
Christopher Henderson(6) .................................................   5,121,222           78.23%

All current directors and executive officers as a group (nine persons) (7)   6,225,845           93.21%

- ----------

*    less than 1%

(1) Vestar Capital Partners III, L.P., 245 Park Avenue, New York, New York 10167, beneficially owns 5,121,222 shares, or approximately 78%, of SJKI's common stock through its controlling interest in Vestar/SJK Investors LLC, which owns approximately 84% of Vestar/Gray Investors.

(2) Includes 556,772 shares which are beneficially owned (through Vestar/Gray Investors) by the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries. In addition, includes 54,640 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Ann Gray Trust, of which Bob and Marie Gray serve as co-trustees and of which Kelly Gray is the sole beneficiary. Includes 72,736 shares issuable upon exercise of options exercisable at or within 60 days of January 23, 2002. Bob and Marie Gray each held 36,368 of such option shares. The address is 17622 Armstrong Avenue, Irvine, California, 92614.

(3) Includes 357,571 shares which are beneficially owned through Vestar/Gray Investors. Includes 48,490 shares issuable upon exercise of options exercisable at or within 60 days of January 23, 2002. The address is 17622 Armstrong Avenue, Irvine, California, 92614.

(4) Includes 8,332 shares issuable upon exercise of options exercisable at or within 60 days of January 23, 2002.

(5) Includes 3,332 shares issuable upon exercise of options exercisable at or within 60 days of January 23, 2002.

(6) Includes shares beneficially owned by Vestar. Each of Mr. O'Connell, Mr. Kelley, Mr. Levy and Mr. Henderson disclaims the existence of a group and disclaims beneficial ownership of the common stock not held by him.

(7) Includes 132,890 shares issuable upon exercise of options exercisable at or within 60 days of January 23, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The company leases a manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries, has a 50% general partnership interest. The lease is for a five-year term expiring on May 31, 2006, with the company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $66,000, with annual increases of 4%. During fiscal years 2001, 2000 and 1999, the company paid GM Properties approximately $783,000, $756,000 and $729,000, respectively, under this lease.

     The company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2006, with the company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $26,000, with annual increases of 4%. During fiscal 2001, 2000 and 1999, the company paid Alhambra Partners approximately $308,000, $295,000 and $285,000, respectively, under this lease.

     The company subleases a warehouse facility from Michael Gray, the son of Bob Gray. The building is owned by a partnership comprised of the Gray family. The sublease is for a five-year term expiring on May 31, 2006. The current base monthly lease payment under the sublease is approximately $9,000. During fiscal 2001, the company paid Michael Gray approximately $44,000 under this sublease.

     The company entered into a lease agreement effective July 27, 2001 with Steele & Second Avenue, LLC, a Delaware limited liability company in which the Gray Family Trust has a 60% ownership percentage. The leased property will be used for a new retail boutique location in Denver, Colorado. The boutique currently located in Denver will be relocated to this site during fiscal 2002. The lease term is 10 years and the minimum monthly lease amount is $15,000.

     The company periodically rents certain personal property from Ocean Air Charters, Inc. ("Ocean"), in which Bob Gray and Marie Gray are the sole shareholders. During fiscal years 2001, 2000 and 1999, the company paid approximately $9,000, $3,000 and $8,000, respectively, with respect to such property. In addition, St. John and Ocean each hold a 50% ownership interest in a partnership ("Partnership") which owns an airplane. As of October 28, 2001, each partner had a net capital investment in the Partnership of approximately $6,008,000. During fiscal years 2001, 2000 and 1999, the Partnership leased the airplane to the company and received lease payments totaling approximately $1,123,000, $953,000 and $1,038,000, respectively. As of October 18, 2001, St.
John and the Partnership entered into a lease agreement for the airplane expiring October 31, 2002, at a lease rate of $100,000 per month.

     Each of the arrangements between the company and entities controlled by the Gray family is, in the opinion of management, on terms no less favorable to the company than those that were available from persons not affiliated with the company.

Certain Agreements Relating to the Mergers

     Vestar Capital, SJKI and St. John have entered into a management agreement. Under the agreement, Vestar Capital provides management services, including advisory and consulting services, in relation to the selection, supervision and retention of independent auditors, outside legal counsel, investment bankers or other financial advisors or consultants. For these services, SJKI and St. John pay Vestar Capital an annual fee of $500,000 and reimburses Vestar Capital for all out-of-pocket expenses. The management agreement will terminate if Vestar Capital and its partners and their respective affiliates, through Vestar/Gray Investors or otherwise, hold, in the aggregate, less than 50% of the SJKI stock beneficially owned by Vestar immediately following the closing of the mergers and cease to control a majority of SJKI's board of directors.

     SJKI is approximately 93% owned by Vestar/Gray Investors. Vestar beneficially owns approximately 84%, and the Grays beneficially own approximately 16%, of Vestar/Gray Investors. The Vestar/Gray Investors limited liability company agreement provides, among other things, that Vestar may appoint four of SJKI's seven directors and the Grays may appoint the remaining three directors. The right of Vestar and the Grays to appoint directors will be subject to reduction to the extent the amount of SJKI stock allocated to either is reduced.

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

     (b) Reports on Form 8-K

          None

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................... 33

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets at October 28, 2001 and October 29, 2000... 34 Consolidated Statements of Income for the years ended October 28,
          2001, October 29, 2000 and October 31, 1999....................... 35
     Consolidated Statements of Stockholders' Equity (Deficit) for the
          years ended October 28, 2001, October 29, 2000 and October 31,
          1999.............................................................. 36
     Consolidated Statements of Cash Flows for the years ended October 28,
          2001, October 29, 2000 and October 31, 1999....................... 37
     Notes to Consolidated Financial Statements............................. 39

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
     Schedule II--Valuation and Qualifying Account.......................... 62

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits International, Incorporated:

We have audited the accompanying consolidated balance sheets of ST. JOHN KNITS INTERNATIONAL, INCORPORATED (a Delaware corporation) and subsidiaries as of October 28, 2001 and October 29, 2000, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. John Knits International, Incorporated and subsidiaries as of October 28, 2001 and October 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2001 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Orange County, California
December 21, 2001

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                                                                October 28,              October 29,
                                       A S S E T S                                                 2001                     2000
                                       -----------                                             ------------             ------------
Current assets:
     Cash and cash equivalents ...................................................             $ 26,210,874             $ 25,130,928
     Investments .................................................................                   10,045                   17,373
     Accounts receivable, net ....................................................               25,512,903               29,174,930
     Inventories .................................................................               52,497,697               49,166,611
     Deferred income tax benefit .................................................               13,815,985               12,196,359
     Other .......................................................................                3,702,444                3,386,916
                                                                                               ------------             ------------
         Total current assets ....................................................              121,749,948              119,073,117
                                                                                               ------------             ------------
Property and equipment:
     Machinery and equipment .....................................................               68,272,493               61,197,026
     Leasehold improvements ......................................................               42,339,225               36,863,431
     Buildings ...................................................................               23,699,445               23,513,166
     Furniture and fixtures ......................................................                9,757,411                8,286,382
     Land ........................................................................                8,798,320                7,449,577
     Construction in progress ....................................................                2,215,527                5,678,064
                                                                                               ------------             ------------
                                                                                                155,082,421              142,987,646
     Less--Accumulated depreciation and amortization .............................               72,713,841               59,958,231
                                                                                               ------------             ------------
                                                                                                 82,368,580               83,029,415
                                                                                               ------------             ------------
Deferred financing costs .........................................................               10,107,345               12,261,364
Other assets .....................................................................                7,997,366                4,135,066
                                                                                               ------------             ------------
                                                                                               $222,223,239             $218,498,962
                                                                                               ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------
Current liabilities:
     Accounts payable ........................................................................     $   8,961,470      $  13,351,361
     Accrued expenses ........................................................................        15,669,641         12,080,881
     Dividends payable .......................................................................        10,302,516          5,429,572
     Current portion of long-term debt .......................................................         9,005,724          5,577,398
     Accrued interest expense ................................................................         4,864,191          8,254,994
     Income taxes payable ....................................................................         1,921,035          4,558,120
                                                                                                   -------------      -------------
         Total current liabilities ...........................................................        50,724,577         49,252,326
Long-term debt, net of current portion .......................................................       243,290,691        261,846,745
                                                                                                   -------------      -------------
         Total liabilities ...................................................................       294,015,268        311,099,071
                                                                                                   -------------      -------------

Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
        shares, issued and outstanding--250,000 shares .......................................        25,000,000         25,000,000
                                                                                                   -------------      -------------

Redeemable common stock - par value $0.01, issued and outstanding--968,983
        shares ...............................................................................        27,131,524         29,069,490
                                                                                                   -------------      -------------

Stockholders' equity (deficit):
     Common stock, par value $0.01 per share : Authorized--10,000,000 shares, issued and
        outstanding--5,577,257 and 5,577,191 shares, respectively ............................            55,772             55,772
     Unrealized loss on securities ...........................................................           (40,826)           (36,665)
     Unrealized gain on hedging transactions .................................................           106,999               --
     Cumulative translation adjustment .......................................................          (150,371)           152,776
     Additional paid-in capital ..............................................................       120,021,341        118,081,394
     Accumulated deficit .....................................................................      (243,916,468)      (264,922,876)
                                                                                                   -------------      -------------
        Total stockholders' deficit ..........................................................      (123,923,553)      (146,669,599)
                                                                                                   -------------      -------------
                                                                                                   $ 222,223,239      $ 218,498,962
                                                                                                   =============      =============

                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               For the years ended
                                                                             -------------------------------------------------------
                                                                               October 28,         October 29,         October 31,
                                                                                  2001                2000                1999
                                                                             ---------------     ---------------     ---------------
Net sales ..............................................................      $ 365,920,697       $ 336,458,871       $ 294,171,410

Cost of sales ..........................................................        159,484,269         141,096,934         130,130,588
                                                                              -------------       -------------       -------------

Gross profit ...........................................................        206,436,428         195,361,937         164,040,822

Selling, general and administrative expenses ...........................        137,325,012         123,251,422         114,884,303

Transaction fees and expenses ..........................................               --                  --            15,122,809
                                                                              -------------       -------------       -------------

Operating income .......................................................         69,111,416          72,110,515          34,033,710

Interest expense .......................................................         28,344,453          31,786,855          10,224,486

Other income ...........................................................          4,037,768           1,000,246           1,196,654
                                                                              -------------       -------------       -------------

Income before income taxes .............................................         44,804,731          41,323,906          25,005,878

Income taxes ...........................................................         18,925,381          17,510,814          10,316,811
                                                                              -------------       -------------       -------------

Net income .............................................................         25,879,350          23,813,092          14,689,067
                                                                              -------------       -------------       -------------

Comprehensive income, net of tax:

   Foreign currency translation adjustments ............................           (175,099)           (146,395)            123,649

   Unrealized gain on hedging transactions .............................             61,803                --                  --

   Unrealized loss on securities .......................................             (2,403)             (4,843)               (447)
                                                                              -------------       -------------       -------------

Comprehensive income ...................................................      $  25,763,651       $  23,661,854       $  14,812,269
                                                                              =============       =============       =============

Net income per common share:

   Basic ...............................................................      $        3.21       $        3.00       $        1.01
                                                                              =============       =============       =============

   Diluted .............................................................      $        3.17       $        3.00       $        0.98
                                                                              =============       =============       =============

Dividends per share ....................................................      $        --         $        --         $       0.075
                                                                              =============       =============       =============

Shares used in the calculation of net income per common share:

   Basic ...............................................................          6,546,193           6,546,174          13,389,747
                                                                              =============       =============       =============

   Diluted .............................................................          6,622,625           6,546,174          13,668,638
                                                                              =============       =============       =============

                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Common Stock
                                 -------------------
                                 Number                Additional    Cumulative  Unrealized  Unrealized     Retained
                                   of                    Paid-In    Translation   Loss on     Gain on       Earnings
                                 Shares       Amount     Capital     Adjustment  Securities   Hedging       (Deficit)      Total
                                 ------       ------     -------     ----------  ----------   -------       ---------      -----

Balance November 1, 1998        16,579,484   $502,799   $17,882,672    $197,249   $(27,504)     $  --    $143,019,114  $161,574,330
     Dividends declared
      ($.075 per share) ......          --         --            --          --         --         --      (1,244,545)   (1,244,545)
     Dividends accrued for
      preferred stock ........          --         --            --          --         --         --      (1,228,472)   (1,228,472)
     Shares issued upon
      exercise of options
      including tax benefit ..      39,329         --       796,510          --         --         --              --       796,510
     Unrealized loss on
      securities .............          --         --            --          --       (757)        --              --          (757)
     Foreign currency
      translation
      adjustment .............          --         --            --     209,574         --         --              --       209,574
     Recapitalization
      transaction ............ (10,072,639)  (437,337)  128,407,850          --         --         --    (439,750,574) (311,780,061)
     Redeemable common stock .    (968,983)    (9,690)  (29,059,800)         --         --         --              --   (29,069,490)
     Reimbursement of
      short-swing profit .....          --         --        54,162          --         --         --              --        54,162

     Net income ..............          --         --            --          --         --         --      14,689,067    14,689,067
                               -----------  ---------   -----------   ---------   --------      -----    ------------ -------------
Balance October 31, 1999 .....   5,577,191     55,772   118,081,394     406,823    (28,261)        --    (284,515,410) (165,999,682)
     Dividends accrued for
      preferred stock ........          --         --            --          --         --         --      (4,201,100)   (4,201,100)
     Unrealized loss on
      securities .............          --         --            --          --     (8,404)        --              --        (8,404)
     Foreign currency
      translation
      adjustment .............          --         --            --    (254,047)        --         --              --      (254,047)
     Recapitalization
      transaction.............          --         --            --          --         --         --         (19,458)      (19,458)
     Net income ..............          --         --            --          --         --         --      23,813,092    23,813,092

Balance October 29, 2000 .....   5,577,191     55,772   118,081,394     152,776    (36,665)        --    (264,922,876) (146,669,599)
     Dividends accrued for
      preferred stock ........          --         --            --          --         --         --      (4,872,942)   (4,872,942)
     Shares issued upon
      exercise of options
      including tax benefit ..          66         --         1,981          --         --         --              --         1,981
     Unrealized loss on
      securities..............          --         --            --          --     (4,161)        --              --        (4,161)
     Foreign currency
      translation adjustment .          --         --            --    (303,147)        --         --              --      (303,147)
     Unrealized gain on
      hedge transactions .....          --         --            --          --         --    106,999              --       106,999
     Redeemable common stock .          --         --     1,937,966          --         --         --              --     1,937,966
     Net income ..............          --         --            --          --         --         --      25,879,350    25,879,350
                               -----------  ---------  ------------   ---------   --------   --------   ------------- -------------
Balance October 28, 2001 .....   5,577,257  $  55,772  $120,021,341   $(150,371)  $(40,826)  $106,999   $(243,916,468)$(123,923,553)
                               ===========  =========  ============   =========   ========   ========   ============= =============

                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the years ended
                                                                                -------------------------------------------------
                                                                                 October 28,      October 29,        October 31,
                                                                                    2001              2000              1999
                                                                                -------------     ------------       ------------
Cash flows from operating activities:
     Net income ................................................................  $25,879,350      $23,813,092        $14,689,067
     Adjustments to reconcile net income to net cash provided
        by operating activities:
         Depreciation and amortization .........................................   14,778,350       13,362,734         13,611,668
         Amortization of discount on 12.5% notes due 2009 ......................      139,671          139,937             44,596
         Amortization of deferred loan costs ...................................    2,154,019        2,456,985            611,990
         Net (increase) decrease in deferred income tax benefit ................  (1,619,626)       (4,518,087)            65,689
         Loss on disposal of property and equipment ............................      111,713          644,104          1,315,830
         Partnership losses ....................................................      295,067          306,621            231,213
         Gain on sale of partnership asset .....................................  (2,482,123)               --                 --
         Write-off of trademark in Japan .......................................           --               --            620,077
         Minority interest in income of consolidated subsidiaries ..............           --           30,254             39,956
         Book value in excess of purchase price of minority interest in
           Japan subsidiary ....................................................           --         (495,188)                --
         Decrease in accounts receivable .......................................    3,662,027        2,343,425          1,999,616
         (Increase) decrease in inventories ....................................  (3,331,086)       (5,644,877)         4,226,552
         Increase in other current assets ......................................    (315,528)         (752,789)          (256,775)
         (Increase) decrease in other assets ...................................    (136,830)           10,848           (472,032)
         Increase (decrease) in accounts payable ...............................  (4,389,891)        6,546,282         (1,498,795)
         Increase  in accrued expenses .........................................    3,588,760        2,849,290            174,015
         Increase (decrease) in accrued interest expense .......................  (3,390,803)          593,560          7,661,434
         Increase (decrease) in income taxes payable ...........................  (2,637,085)        3,367,232          1,070,231
                                                                                -------------      -----------        -----------
             Net cash provided by operating activities .........................   32,305,985       45,053,423         44,134,332
                                                                                -------------      -----------        -----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment ..............................        6,500           19,017            183,860
     Proceeds from sale of partnership asset ...................................    1,225,431               --                 --
     Purchase of property and equipment ........................................ (13,987,578)      (27,233,695)       (14,530,943)
     Purchase of minority interest in Japan subsidiary .........................           --         (228,457)                --
     Purchase of foreign trademark .............................................           --          (70,000)                --
     Sale of short-term investments ............................................        7,328            8,039          1,150,015
     Capital contributions to partnership ......................................  (3,089,493)       (2,013,072)                --
     Capital distributions from partnership ....................................       77,500          167,528            127,341
                                                                                -------------      -----------        -----------

             Net cash used in investing activities .............................  (15,760,312)     (29,350,640)       (13,069,727)
                                                                                -------------      -----------        -----------
Cash flows from financing activities:
     Proceeds from credit agreement ............................................           --               --        190,000,000
     Proceeds from issuance of subordinated notes ..............................           --               --         98,616,000
     Addition to  long-term debt ...............................................           --               --          1,427,000
     Principal payments of long-term debt ......................................  (15,267,399)     (22,601,167)          (837,800)
     Recapitalization transaction ..............................................           --          (19,458)      (311,780,061)
     Issuance of common stock ..................................................        1,981               --            796,510
       Issuance of preferred stock .............................................           --               --         25,000,000
       Financing fees and expenses .............................................           --         (132,594)       (15,197,745)
     Cash dividends paid .......................................................           --               --         (1,244,545)
     Short-swing profit reimbursement ..........................................           --               --             54,162
                                                                                -------------      -----------        -----------
             Net cash used in financing activities .............................  (15,265,418)     (22,753,219)       (13,166,479)
                                                                                -------------      -----------        -----------

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                            For the years ended
                                                               --------------------------------------------
                                                                October 28,     October 29,     October 31,
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
Effect of exchange rate changes ............................       (303,147)       (254,047)        209,574
                                                               ------------    ------------    ------------
Unrealized loss on securities ..............................         (4,161)             --              --
                                                               ------------    ------------    ------------
Unrealized gain on hedging transactions ....................        106,999          (8,404)           (757)
                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .......      1,079,946      (7,312,887)     18,106,943
Beginning balance, cash and cash equivalents ...............     25,130,928      32,443,815      14,336,872
                                                               ------------    ------------    ------------
Ending balance, cash and cash equivalents ..................   $ 26,210,874     $25,130,928     $32,443,815
                                                               ============     ===========     ===========

Supplemental disclosures of cash flow information:
    Cash received during the year for interest income ......   $   892,047      $ 1,348,567     $ 1,239,507
                                                               ===========      ===========     ===========
    Cash paid during the year for:
         Interest expense ..................................   $28,501,570      $28,559,439     $ 1,882,331
                                                               ===========      ===========     ===========
         Income taxes ......................................   $23,179,781      $18,676,457     $10,554,471
                                                               ===========      ===========     ===========

Supplemental disclosure of noncash financing activity:

     Dividends accrued on mandatorily redeemable
      preferred stock ......................................   $ 4,872,944      $ 4,201,100     $ 1,228,472
                                                               ===========      ===========     ===========

                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             October 28, 2001, October 29, 2000 and October 31, 1999

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

     On February 2, 1999, St. John entered into a merger agreement to be acquired by a group consisting of Vestar Capital Partners III, L.P. ("Vestar") and Bob Gray, Marie Gray and Kelly Gray at an offer price of $30 per share. Pursuant to the agreement, on July 7, 1999, the Company consummated two mergers. As a result of the mergers, St. John became a wholly owned subsidiary of SJKI. After consummation of the mergers, Vestar and the Grays beneficially own approximately 70 percent and 15 percent, respectively, of the outstanding common stock of SJKI. The mergers were accounted for as a recapitalization. The operating results for all periods prior to the mergers consist entirely of the historical results of St. John and its subsidiaries.

     During fiscal 1997, the Company formed St. John Company, Ltd. in Japan to operate as a 51 percent owned subsidiary to distribute the Company's products in Japan. During fiscal 1998, the Company increased its ownership percentage to 68 percent. During fiscal 2000, the Company increased its ownership to 100 percent. During fiscal 1997, the Company also formed Amen Wardy Home Stores, LLC, a 51 percent owned limited liability company. During fiscal 1999, the Company changed the name of this subsidiary to St. John Home Stores, LLC and now owns 100 percent of this entity. St. John Home operates three home furnishing stores and one outlet store. The operations of both entities are included in the accompanying consolidated financial statements.

2.  Summary of Accounting Policies

  a. Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 2001, 2000 and 1999 ended on October 28, October 29 and October 31, respectively. Fiscal years 2001, 2000 and 1999 were comprised of 52 weeks.

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

  c. Revenue Recognition

     Revenue on sales to specialty retailers is recognized when the goods are shipped. The Company establishes liabilities for estimated returns, allowances and wholesale markdowns at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes liabilities for estimated returns at the retail stores. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,511,000 and $3,091,000 in fiscal year 2001 and $2,255,000 and $1,468,000 in fiscal year 2000, respectively.

     The Company adopted the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" in the first quarter of fiscal 2001. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

 d. Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market.

         Inventories are comprised of the following:

                                          2001           2000
                                          ----           ----
         Raw materials..............  $13,011,735     $10,170,195
         Work-in-process............    8,184,806      12,175,945
         Finished products..........   31,301,156      26,820,471
                                      -----------     -----------
                                      $52,497,697     $49,166,611
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

 i. Earnings per Share

     Basic earnings per share are computed by dividing income allocated to common stockholders by the weighted average number of common shares outstanding, excluding the dilutive effect of common stock equivalents, including stock options. Preferred stock dividends are deducted from net income to arrive at income allocated to common stockholders. Diluted earnings per share includes all dilutive items and is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

                                                                                    Fiscal Year Ended
                                                              -------------------------------------------------------
                                                               October 28,           October 29,          October 31,
                                                                  2001                   2000                 1999
                                                              ------------          ------------          -----------
Net income .................................................  $25,879,350           $23,813,092           $14,689,067
Less:  preferred stock dividends ...........................    4,872,942             4,201,100             1,228,472
                                                              -----------           -----------           -----------
Income allocated to common stockholders ....................  $21,006,408           $19,611,992           $13,460,595
                                                              ===========           ===========           ===========
Weighted average shares outstanding-basic ..................    6,546,193             6,546,174            13,389,747
                                                              ===========           ===========           ===========
Basic earnings per common share ............................  $      3.21           $      3.00           $      1.01
                                                              ===========           ===========           ===========
Add:  dilutive effect of stock options .....................       97,829                  --                 278,891
                                                              -----------           -----------           -----------
Weighted average shares outstanding-diluted ................    6,622,625             6,546,174            13,668,638
                                                              ===========           ===========           ===========
Diluted earnings per common share ..........................  $      3.17           $      3.00           $      0.98
                                                              ===========           ===========           ===========

 j. Foreign Currency Translation

     The Company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation." Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are included as a separate component of consolidated stockholders' equity (deficit).

 k. Advertising and Promotion

     All costs associated with advertising and promotion of the Company's products are expensed as incurred. Total advertising expenses for the Company for fiscal years 2001, 2000 and 1999 were approximately $15,000,000, $13,300,000 and $11,300,000, respectively.

 l. Investments

     The Company's investments are categorized as available-for-sale securities, as defined by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity (deficit) until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

 m. Comprehensive Income

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in fiscal 1999. This statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

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

  o. Shipping and Handling Fees

     The Company adopted Emerging Issues Task Force ("EITF") No. 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal 2001. EITF No. 00-10 governs the accounting treatment and classification of the Company's delivery revenues and certain of its delivery expenses.

     During fiscal years 2001, 2000 and 1999, the Company incurred shipping expenses to ship its products to its customers of approximately $2,621,000, $1,981,000 and $2,167,000, respectively. These shipping expenses are included in selling, general and administrative expenses for all years.

  p. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We do not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

     In April 2001 EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" was issued. EITF No. 00-25 governs the accounting for consideration from a vendor to a reseller of the vendor's products and was adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this EITF did not have a material impact on the Company's financial position or results of operations.

  q. Reclassifications

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

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

     Investments - Investments consist primarily of common stock which is classified as available-for-sale and reported at fair value.

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

     Redeemable Common Stock - The book value of the redeemable common stock is adjusted each period to the current market value of the common stock.

     Foreign Currency Contracts - The fair value of foreign currency contracts (used for hedging purposes) is estimated based on current market prices.

     Interest Rate Collar - The fair value of this instrument is based upon the present value of the estimated future cash flows.

The estimated fair values of the Company's financial instruments are as follows:

                                                                     Fiscal Year Ended
                                                    ---------------------------------------------------
                                                               2001                          2000
                                                    ------------------------   ------------------------
                                                    Book Value    Fair Value   Book Value    Fair Value
                                                    ----------    ----------   ----------    ----------
Financial Assets:
   Cash and cash equivalents ....................   $26,210,874  $26,210,874   $25,130,928   $25,130,928
   Investments ..................................        10,045       10,045        17,373        17,373

Financial Liabilities:
   Long-term debt:
      Senior Credit Facility ....................   151,983,282  151,983,282   167,000,000   167,000,000
      12.5% Senior Subordinated Notes due 2009 ..    98,940,204   93,000,000    98,800,533    92,500,000
   Mandatorily Redeemable Preferred Stock .......    25,000,000   25,000,000    25,000,000    25,000,000
   Redeemable Common Stock ......................    27,131,524   27,131,524    29,069,490    29,069,490

Other:
   Foreign currency contracts ...................       106,999      106,999            --            --
   Interest rate collar .........................    35,000,000     (824,761)   40,000,000       (24,825)

4.  Hedging Activities

     The Company accounts for its hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has designated certain financial instruments as cash flow hedges which must be reported in accordance with SFAS No. 133.

     The Company enters into contracts to buy and sell foreign currencies in the future to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders' equity until the anticipated transactions occur. Such gains and losses then offset the related gains and losses reported on the underlying transaction.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

     At October 28, 2001, the Company held contracts maturing through April 30, 2002 to sell 1.3 million Euros at a rate of .89 U.S. dollars to the Euro. The Company also held contracts maturing through May 31, 2002 to buy 5.0 billion Italian lira at a rate of 2,286 Italian lira to the U.S. dollar. At October 29, 2000 the Company did not hold any foreign exchange contracts. At October 28, 2001 the fair value of these foreign currency contracts of $106,999 was recorded as a component of stockholders' equity and comprehensive income.

     The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company has entered into an interest rate collar agreement with a major financial institution to initally limit its exposure on $45 million of the Company's variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The amount of debt covered under this agreement decreased to $35 million effective July 5, 2001. The agreement establishes a LIBOR cap at 8.50% and a LIBOR floor at 5.37%. During fiscal 2001, LIBOR decreased below the floor and the Company began making payments under the agreement.

     The fair value of the interest rate collar agreement is included on the balance sheet and the ineffective portion is included currently in interest expense.

5.  Accrued Expenses

     Accrued expenses for fiscal years 2001 and 2000 are comprised of the following:

                                                  2001            2000
                                                  ----            ----
   Wages and benefits ......................  $ 6,331,868     $ 5,768,817
   Workers' compensation ...................      694,660         259,283
   Profit-sharing plan contribution ........      500,000         500,000
   Promotional and advertising allowance ...      870,819         924,095
   Software purchase .......................      144,500         715,375
   Other ...................................    7,127,794       3,913,311
                                              -----------     -----------
                                              $15,669,641     $12,080,881
                                              ===========     ===========

6.  Income Taxes

         The provision for income taxes for fiscal years 2001, 2000 and 1999, consists of the following:

                                       2001            2000            1999
                                       ----            ----            ----
   Current:
     Federal ...................... $15,352,292     $16,176,318     $ 9,248,127
     State and foreign ............   5,192,715       5,852,583       1,002,995
                                    -----------     -----------     -----------
                                     20,545,007      22,028,901      10,251,122
   Deferred (benefit) provision ...  (1,619,626)     (4,518,087)         65,689
                                    -----------     -----------     -----------
                                    $18,925,381     $17,510,814     $10,316,811
                                    ===========     ===========     ===========

     The components of the deferred income tax (benefit) provision for fiscal years 2001, 2000 and 1999 are as follows:

                                                  2001          2000           1999
                                                  ----          ----           ----
   Allowance for uncollectible accounts ...  $  (541,431)   $   (82,010)    $    86,516
   Inventory adjustments to market ........       584,987    (2,236,374)     (1,097,816)
   Accrued expenses .......................   (1,196,716)      (570,381)        157,138
   Depreciation ...........................     (287,901)      (789,533)        919,851
   Tax basis adjustments to inventory .....     (178,565)      (839,789)             --
                                             -----------    -----------     -----------
                                             $(1,619,626)   $(4,518,087)    $    65,689
                                             ===========    ===========     ===========

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

     The components of the Company's deferred income tax benefit as of October 28, 2001 and October 29, 2000 are as follows:

                                                   2001            2000
                                                   ----            ----
   Deferred income tax benefit:
    Tax basis adjustments to inventory ....... $ 1,945,446     $ 1,766,881
    Allowance for uncollectible accounts .....   1,069,750         528,319
    Inventory adjustments to market ..........   4,081,738       4,666,725
    Accrued expenses .........................   4,499,724       3,303,008
    Depreciation .............................   2,219,327       1,931,426
                                               -----------     -----------
                                               $13,815,985     $12,196,359
                                               ===========     ===========

     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes for fiscal years 2001, 2000 and 1999 as follows:

                                                          2001          2000         1999
                                                          ----          ----         ----
   Income tax provision computed at statutory rate ... $15,681,656   $14,463,367  $ 8,752,057
   State and foreign taxes, net of federal benefit ...   3,243,725     3,047,447    1,564,754
                                                       -----------   -----------  -----------
   Tax provision ..................................... $18,925,381   $17,510,814  $10,316,811
                                                       ===========   ===========  ===========

7.  Benefit and Stock Option Plans

     The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were $6,210,000, $4,480,000 and $3,917,000 for fiscal years 2001, 2000 and 1999, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

     The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the Board of Directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 2001, 2000 and 1999.

     Prior to the mergers, the Company had one stock option plan, the 1993 St. John Knits, Inc. Stock Option Plan (the "1993 Plan"). During fiscal 1999 the Company terminated the 1993 Plan and adopted the 1999 St. John Knits International, Incorporated Stock Option Plan (the "1999 Plan"). Options granted under the 1999 Plan are nonstatutory stock options. The Company accounts for the plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized for fiscal years 2001, 2000 and 1999.

     SFAS No. 123 "Accounting for Stock-Based Compensation" was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional for employee stock option grants, however pro forma disclosure as if the Company had adopted the fair value method is required. Had compensation cost for stock options awarded under the 1999 Plan or 1993 Plan been determined to be consistent with SFAS No. 123, the Company's net income and earnings per common share would have reflected the following pro forma amounts:


                                                               2001            2000
                                                               ----            ----

    Net income:                           As reported ....  $25,879,350     $23,813,092
                                          Pro forma ......  $24,774,995     $22,749,609
    Net income per common share-diluted:  As reported ....        $3.17           $3.00
                                          Pro forma ......        $3.00           $2.84

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

     The Company may grant up to 727,360 options under the 1999 Plan. The Company has granted 554,263 options which remain outstanding as of October 28, 2001 under the 1999 Plan. Stock options are issued at the approximate fair market value. Options generally vest over three to five years; are exercisable in whole or in installments; and expire ten years from date of grant.

     The following is a summary of the activity in the 1999 Plan and the 1993 Plan for fiscal years 2001, 2000 and 1999:


                                                           2001                  2000                 1999
                                                           ----                  ----                 ----
                                                               Weighted              Weighted              Weighted
                                                               Average               Average               Average
                                                               Exercise              Exercise              Exercise
                                                     Shares    Price      Shares     Price       Shares    Price
                                                     ------    -----      ------     -----       ------    -----
Outstanding, beginning of year .................... 533,693   $30.00      498,519   $30.00       921,652   $15.42
Granted ........................................... 104,237    30.00       35,841    30.00       498,519    30.00
Exercised .........................................     (66)   30.00           --       --      (894,316)   15.42
Forfeited ......................................... (83,601)   30.00         (667)   30.00       (27,336)   18.50
                                                    -------   ------      -------   ------       --------  ------
Outstanding, end of year .......................... 554,263   $30.00      533,693   $30.00       498,519   $30.00
                                                    =======               =======                =======

Exercisable, end of year .......................... 185,765   $30.00       34,003   $30.00            --       --
Weighted average fair value of options granted ....           $10.97                 $5.04                 $ 8.92

     The options outstanding as of October 28, 2001 have an exercise price of $30.00 and a weighted average remaining contractual life of 7.85 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 2001, 2000 and 1999: weighted average risk-free interest rate of 5.12%, 6.51% and 6.09%; weighted average volatility of 43.98%, 37.31% and 33.73%; expected life of 6 years; and weighted average dividend yield of 0.00%.

8.  Commitments

     The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 11). The leases expire at various dates through the year 2014 and certain leases contain renewal options. Rental expense under these leases was approximately $16,118,000, $14,687,000 and $13,846,000 in fiscal years 2001,
2000 and 1999, respectively.

     The following is a schedule of future annual minimum rental payments required under noncancellable operating leases as of October 28, 2001:

       Fiscal Year
         2002 ..........................   $17,120,613
         2003 ..........................    18,239,741
         2004 ..........................    18,603,849
         2005 ..........................    18,105,733
         2006 ..........................    17,248,604
         Thereafter ....................    73,918,239
                                          ------------
                                          $163,236,779
                                          ============

     The Company has various employment contracts with certain key employees, which expire at various times through December 31, 2004. These agreements provide for total annual compensation aggregating $2,800,000 and the payment of severance benefits upon the termination of employment.

     As of October 28, 2001 and October 29, 2000, the Company's commitments to purchase wool yarn were approximately $9,902,000 and $12,983,000, respectively.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

9. Long-term Debt

                                                      October 28,      October 29,
Long-term debt consists of the following:                 2001            2000
                                                          ----            ----
   Senior credit facility:
     Tranche A ...................................... $ 54,364,936    $ 63,779,729
     Tranche B ......................................   97,618,346     103,220,271
                                                      ------------    ------------
                                                       151,983,282     167,000,000
   Senior subordinated notes, net of discount .......   98,940,204      98,800,533
   Other ............................................    1,372,929       1,623,610
                                                      ------------    ------------
                                                       252,296,415     267,424,143
     Less - Current portion .........................    9,005,724       5,577,398
                                                      ------------    ------------
                                                      $243,290,691    $261,846,745
                                                      ============    ============

Senior Credit Facilities

     Concurrent with the consummation of the mergers, the Company entered into a credit agreement with a syndicate of lending institutions (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $215.0 million (the "Credit Agreement"). Loans under the Credit Agreement consist of $190.0 million in aggregate principal amount of term loans ("Term Loan Facility"), which facility includes a $75.0 million tranche A term loan subfacility, a $115.0 million tranche B term loan subfacility, and a $25.0 million revolving credit facility ("Revolving Credit Facility"). The Credit Agreement includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's obligations under the Credit Agreement are secured by a security interest in substantially all of the Company's assets. The Company used proceeds from the Term Loan Facility to provide a portion of the funding necessary to consummate the mergers. There were no borrowings under the Revolving Credit Facility at October 28, 2001.

     The tranche A term loan facility and the Revolving Credit Facility mature on July 31, 2005. The tranche B term loan facility matures on July 31, 2007. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Agreement). The Company may prepay the term loan facility without penalty.

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 2.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.00% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (5.50% at October 28, 2001) plus 1.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility.

     Interest rates at October 28, 2001 were approximately 4.7% and 5.7% on tranche A and tranche B term loans, respectively. Effective October 4, 1999, the Company entered into an interest rate collar agreement with a major financial institution. The agreement limits the Company's exposure on a portion of the term loans by placing a cap on the rate for LIBOR contracts at 8.50%. The contract also sets a minimum rate of 5.37%. The contract currently covers $35 million of the term debt and will expire on July 7, 2002. During fiscal 2001, LIBOR decreased below the minimum rate and the Company began making payments under the agreement.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 0.5% per annum on the undrawn amount of the Revolving Credit Facility during the preceding quarter.

     Pursuant to the terms of the Credit Agreement and the Revolving Credit Facility, the Company is required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the Company is restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the Lenders.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

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

         Redemption Year                                 Price
         ---------------                                 -----
         2004 .......................................   106.250%
         2005 .......................................   104.688%
         2006 .......................................   103.125%
         2007 .......................................   101.563%
         2008 and thereafter ........................   100.000%

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

     Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $15.3 million, which are amortized over the terms of the respective notes using the effective interest rate method. Amortization expense of approximately $2,154,000 relating to such fees is included in interest expense for the year ended October 28, 2001.

     As of October 28, 2001, future annual maturities of long-term debt were as follows:

     Fiscal Year
     -----------
        2002 ........................................   $ 9,005,724
        2003 ........................................    12,037,316
        2004 ........................................    21,886,529
        2005 ........................................    23,519,711
        2006 ........................................    35,528,852
        Later years ................................    150,318,283
                                                       ------------
                                                       $252,296,415
                                                       ============

10.  Redeemable Common and Preferred Stock

Redeemable Common Stock

     Redeemable common stock represents all of the shares of the Company's common stock that are beneficially owned by the Grays. The value shown on the Consolidated Balance Sheets reflects the fair market value of the Company's common stock at the balance sheet dates. Changes in the fair market value of the Company's common stock from period to period are recorded as an increase or decrease to additional paid-in capital.

     In connection with the mergers, SJKI entered into a stockholders' agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999


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

     Holders of Preferred Stock will be entitled to receive, when, as and if declared by the board of directors of SJKI, out of funds legally available therefore, dividends on the Preferred Stock, at an annual rate equal to 15.25%, provided that if dividends are not paid on a dividend payment date, dividends shall continue to accrue on unpaid dividends.

     The Preferred Stock may be redeemed at any time on or after July 1, 2004, in whole or in part, at the option of SJKI, at the redemption prices (expressed in percentages of liquidation value) set forth below together with all accumulated dividends to the date of redemption, if redeemed during the 12-month period beginning on July 1 of the years indicated.

         Redemption Year                               Percentage
         ---------------                               ----------
         2004 .......................................   107.625%
         2005 .......................................   105.719%
         2006 .......................................   103.813%
         2007 .......................................   101.906%
         2008 and thereafter ........................   100.000%

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

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999


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

     The Company leases three manufacturing facilities from partnerships in which a stockholder(s) of the Company is a significant partner. The annual payments on these leases were approximately $1,135,000, $1,051,000 and $1,014,000 in fiscal years 2001, 2000 and 1999, respectively. The leases expire at various dates during fiscal year 2006. In addition, the Company entered into a lease with an entity in which a stockholder of the Company is a significant owner. This new lease will begin during fiscal 2002 for a period of 10 years. Payments under these leases are included in the future minimum rental payments disclosure (Note 8).

     The Company periodically rents personal property provided by a company that is owned by a stockholder. Rental payments for the use of such equipment were approximately $9,000, $3,000 and $8,000 in fiscal years 2001, 2000 and 1999, respectively.

     At October 28, 2001 and October 29, 2000, the Company held a 50 percent ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50 percent ownership interest is a corporation which is wholly owned by one of the Company's stockholders.|~3emspace~|At October 28, 2001 and October 29, 2000, the Company's investment in this partnership, net of partnership losses, was approximately $6,008,000 and $2,035,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. During fiscal years 2001, 2000 and 1999, the Company made lease payments to the partnership of $1,123,000, $953,000 and $1,038,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of approximately $295,000, $307,000 and $231,000, respectively. Offsetting the loss for fiscal 2001 was a gain of approximately $2,482,000 reported on the sale of equipment by the partnership.

12.  Current Vulnerability Due to Certain Concentrations

     A substantial portion of the Company's sales are made to three major customers. These three customers accounted for 16, 16 and 15 percent of net sales during fiscal 2001, 15, 15 and 14 percent of net sales during fiscal 2000 and 15, 13 and 13 percent of net sales during fiscal 1999. The loss of any one of these customers could have a materially adverse affect on the Company's business.

     The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company's credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at October 28, 2001 and October 29, 2000.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

13.  Litigation

Litigation Regarding the Mergers

     On June 9, 2000, the Company reached an agreement to settle a class action shareholders' lawsuit arising from the mergers of the Company that closed on July 7, 1999. The terms of the settlement agreement, which received final court approval on August 1, 2000, called for payment of $13.75 million to the Company's former public shareholders and their attorneys. Nearly all of this payment was funded by the Company's insurance carriers. Additionally, in the event of a future sale, merger or public offering of the Company, the Company has agreed to provide these former shareholders with an opportunity to receive a specified percentage of proceeds from such an event under certain limited circumstances. On September 1, 2000, one of the plaintiffs in this lawsuit filed a notice of appeal from the judgment approving the settlement and the court order regarding application for attorney's fees. On October 12, 2001, an order was entered dismissing the appeal as it relates to the settlement, thereby leaving the only issue on appeal the court order regarding application for attorney's fees. As such, the matter as it relates to the Company has been finalized.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

14. Segment Information

     The Company has two reportable business segments, wholesale and retail sales. The Company's wholesale sales business consists primarily of eight divisions, Knitwear, Sport, Shoes, Jewelry, Accessories, Gray & Gray, Fragrance and Home Furnishings. For fiscal 2001, retail sales were generated through the Company's 24 St. John boutiques, 10 St. John outlet stores, three St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

     Segment information is summarized as follows for fiscal years 2001, 2000 and 1999 (in 000's):

                                  Wholesale    Retail   Corporate  Eliminations   Total
                                  ---------    ------   ---------  ------------   -----
Fiscal 2001
     Net sales .................   $313,606   $121,850  $    -     $(69,535)   $365,921
     Segment operating income ..     65,338      3,773       -          -        69,111
     Segment assets ............    147,270     56,783    29,932    (11,762)    222,223

Fiscal 2000
     Net sales .................   $275,241   $117,105  $    -     $(55,887)   $336,459
     Segment operating income ..     63,919      8,192       -          -        72,111
     Segment assets ............    150,915     48,821    26,628     (7,865)    218,499

Fiscal 1999
     Net sales .................   $244,734    $98,129  $    -     $(48,692)   $294,171
     Segment operating income ..     47,646      1,511   (15,123)       -        34,034
     Segment assets ............    145,166     46,842    22,759     (7,957)    206,810

         The table below presents information related to geographic areas in which the Company operated during fiscal years 2001, 2000 and 1999 (in 000's):

                                                Fiscal Years
                                     ------------------------------------
                                        2001         2000          1999
                                     ------------------------------------
Net sales:
     United States .............     $337,050     $311,395       $269,701
     Europe(1) .................       17,445       15,284         13,344
     Asia(1)....................        6,750        6,298          6,909
     Other .....................        4,676        3,482          4,217
                                     --------   ----------       --------
                                     $365,921     $336,459       $294,171
                                     ========     ========       ========

(1) Sales for these geographic areas include sales made into the area directly from the United States and sales made in the area by subsidiaries of the Company.

15. Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under the Senior Subordinated Notes are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no restrictions on the transfer of funds or assets from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of operations, and statement of cash flows information for the Parent Company (consisting of St. John Knits International, Incorporated and St. John Knits, Inc.), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of October 28, 2001 and October 29, 2000, and for the years ended October 28, 2001, October 29, 2000 and October 31, 1999.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 28, 2001



                                                             PARENT     GUARANTOR    NON-GUARANTOR
(Amounts in thousands)                                      COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                           -------------------------------------------------------------------

ASSETS

Current assets:
Cash, cash equivalents and investments                     $  26,000      $     4       $  217       $    -         $  26,221
Accounts receivable, net                                      24,315           91        1,107                         25,513
Inventories (1)                                               48,943        1,615        1,940                         52,498
Deferred income tax benefit                                   13,816                       -                           13,816
Other                                                          3,580           90           32                          3,702
Intercompany accounts receivable                               1,698                       -           (1,698)            -
                                                           -------------------------------------------------------------------
Total current assets                                         118,352        1,800        3,296         (1,698)        121,750
Property and equipment, net                                   75,643        1,221        5,505                         82,369
Investment in subsidiaries                                    (3,757)                      -            3,757             -
Receivable from consolidated subsidiaries                     15,153                       -          (15,153)            -
Deferred financing costs                                      10,107                       -                           10,107
Other assets                                                   7,247           60          690                          7,997
                                                           -------------------------------------------------------------------
     Total assets                                          $ 222,745      $ 3,081       $9,491       $(13,094)      $ 222,223
                                                           ===================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                           $   8,846          -         $  115                      $   8,961
Accrued expenses                                              15,423          159           87                         15,669
Dividends payable                                             10,303                       -                           10,303
Currrent portion of long-term debt                             9,006                       -                            9,006
Accrued interest expense                                       4,864                       -                            4,864
Intercompany accounts payable                                                            1,698         (1,698)            -
Income taxes payable                                           1,907                        14                          1,921
                                                           -------------------------------------------------------------------
Total current liabilities                                     50,349          159        1,914         (1,698)         50,724


Intercompany payable                                                       10,154        4,999        (15,153)            -
Long-term debt, net of current portion                       243,291                                                  243,291
                                                           -------------------------------------------------------------------
Total liabilities                                            293,640       10,313        6,913        (16,851)        294,015
                                                           -------------------------------------------------------------------
Mandatorily redeemable preferred stock                        25,000                                                   25,000
                                                           -------------------------------------------------------------------
Redeemable common stock                                       27,132                                                   27,132
                                                           -------------------------------------------------------------------
Total stockholders' equity (deficit)                        (123,027)      (7,232)       2,578          3,757        (123,924)
                                                           -------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)  $ 222,745      $ 3,081       $9,491       $(13,094)      $ 222,223
                                                           ===================================================================

(1) Inventories are shown at cost for all entities.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 29, 2000

                                                             PARENT      GUARANTOR    NON-GUARANTOR
                                                             COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
(Amounts in thousands)                                      --------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                      $  24,746    $    100       $   302       $     -       $   25,148
Accounts receivable, net                                       28,210         198         1,397            (630)        29,175
Inventories (1)                                                46,114       1,617         1,365             71          49,167
Deferred income tax benefit                                    12,196                                                   12,196
Other                                                           3,141          91           155                          3,387
Intercompany accounts receivable                                  419                                      (419)            -
                                                         -----------------------------------------------------------------------
Total current assets                                          114,826       2,006         3,219            (978)       119,073
Property and equipment, net                                    77,041       1,269         4,719                         83,029
Investment in subsidiaries                                     (2,545)                                     2,545             -
Receivable from consolidated subsidiaries                      17,086                                   (17,086)            -
Deferred financing costs                                       12,261                                                  12,261
Other assets                                                    3,028        179           929                          4,136
                                                         ----------------------------------------------------------------------
  Total assets                                              $ 221,697    $ 3,454        $8,867        $(15,519)     $ 218,499
                                                         ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                            $  12,838    $   219        $  668        $   (374)     $  13,351
Accrued expenses                                               11,740        159           182                         12,081
Current portion of long-term debt                               5,350                      229              (2)         5,577
Accrued interest expense                                        8,255                                                   8,255
Dividends payable                                               5,430                                                   5,430
Intercompany accounts payable                                                              419            (419)            -
Income taxes payable                                            8,520     (4,387)          425                          4,558
                                                         ----------------------------------------------------------------------
Total current liabilities                                      52,133     (4,009)        1,923            (795)        49,252

Intercompany payable                                                      13,194         3,892         (17,086)            -
Long-term debt, net of current portion                        261,847                      183            (183)       261,847
                                                         --------------------------------------------------------------------
Total liabilities                                             313,980      9,185         5,998         (18,064)       311,099
                                                         --------------------------------------------------------------------
Mandatorily redeemable preferred stock                         25,000                                                  25,000
                                                         --------------------------------------------------------------------
Redeemable common stock                                        29,069                                                  29,069
                                                         --------------------------------------------------------------------
Total stockholders' equity (deficit)                         (146,352)    (5,731)        2,869           2,545       (146,669)
                                                         --------------------------------------------------------------------
  Total liabilities and stockholders' equity (deficit)      $ 221,697    $ 3,454        $8,867        $(15,519)     $ 218,499
                                                         ======================================================================

(1) Inventories are shown at cost for all entities.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FISCAL YEAR ENDED OCTOBER 28, 2001

                                                        PARENT        GUARANTOR      NON-GUARANTOR
                                                        COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                      -----------------------------------------------------------------------
(Amounts in thousands)

Net sales                                             $ 351,665       $   5,905       $   8,351      $    --        $ 365,921
Cost of sales                                           151,886           3,926           3,673                       159,485
                                                      -----------------------------------------------------------------------
Gross profit                                            199,779           1,979           4,678           --          206,436


Selling, general and administrative expenses            128,370           4,562           4,393           --          137,325
                                                      -----------------------------------------------------------------------
Operating income (loss)                                  71,409          (2,583)            285           --           69,111

Interest expense                                         28,344                                                        28,344
Other income                                              3,961            --                76           --            4,037
                                                      -----------------------------------------------------------------------

Income (loss) before income taxes                        47,026          (2,583)            361           --           44,804
Income taxes                                             19,913          (1,085)             97                        18,925
                                                      -----------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                              27,113          (1,498)            264           --           25,879
Equity in loss of consolidated subsidiaries              (1,234)                                         1,234           --
                                                      -----------------------------------------------------------------------
Net income (loss)                                     $  25,879       $  (1,498)      $     264      $   1,234      $  25,879
                                                      =======================================================================


                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FISCAL YEAR ENDED OCTOBER 29, 2000

                                                             PARENT         GUARANTOR       NON-GUARANTOR
                                                             COMPANY        SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            ------------------------------------------------------------------------
(Amounts in thousands)

Net sales                                                   $ 323,177       $   4,960       $   8,321      $    --         $ 336,458
Cost of sales                                                 134,557           3,270           3,270                        141,097
                                                            ------------------------------------------------------------------------
Gross profit                                                  188,620           1,690           5,051           --           195,361

Selling, general and administrative expenses                  115,240           4,001           4,010           --           123,251
                                                            ------------------------------------------------------------------------
Operating income (loss)                                        73,380          (2,311)          1,041           --            72,110

Interest expense (income)                                      31,787             (17)                                        31,770
Other income (expense)                                            925             (24)            112            (30)            983
                                                            ------------------------------------------------------------------------
Income (loss) before income taxes                              42,518          (2,318)          1,153            (30)         41,323
Income taxes                                                   17,967            (974)            517                         17,510
                                                            ------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                                    24,551          (1,344)            636            (30)         23,813
Equity in loss of consolidated subsidiaries                      (708)           --              --              708            --
                                                            ------------------------------------------------------------------------
Net income (loss)                                           $  23,843       $  (1,344)      $     636      $     678       $  23,813
                                                            ========================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FISCAL YEAR ENDED OCTOBER 31, 1999



                                                       PARENT        GUARANTOR      NON-GUARANTOR
                                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                                    -------------------------------------------------------------------------
(Amounts in thousands)

Net sales                                           $ 279,315       $   8,552       $   6,304       $    --         $ 294,171
Cost of sales                                         122,239           5,255           2,636         130,130
                                                    -------------------------------------------------------------------------
Gross profit                                          157,076           3,297           3,668            --           164,041

Selling, general and administrative expenses          103,334           7,576           3,974            --           114,884
Transaction fees and expenses                          15,123                                                          15,123
                                                    -------------------------------------------------------------------------
Operating income (loss)                                38,619          (4,279)           (306)           --            34,034

Interest expense                                       10,225                                                          10,225
Other income (A20expense)                               2,321          (1,251)            167             (40)          1,197
                                                    -------------------------------------------------------------------------
Income (loss) before income taxes                      30,715          (5,530)           (139)            (40)         25,006
Income taxes                                           12,648          (2,270)            (61)                         10,317
                                                    -------------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                            18,067          (3,260)            (78)            (40)         14,689
Equity in loss of consolidated subsidiaries            (2,692)           --              --             2,692            --
                                                    -------------------------------------------------------------------------
Net income (loss)                                   $  15,375       $  (3,260)      $     (78)      $   2,652       $  14,689
                                                    =========================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FISCAL YEAR ENDED OCTOBER 28, 2001



                                                                                             NON
                                                                  PARENT    GUARANTOR     GUARANTOR
                                                                 COMPANY   SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                                 -------------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net Income/Loss                                                  $ 25,879  $    (1,498)  $        264 $      1,234    $    25,879
Adjustments to reconcile net income/loss to net cash
     provided by operating activities:
     Depreciation and amortization                                 11,976          276          2,526                      14,778
     Amortization of discount on 12.5% notes due 2009                 140                                                     140
     Amortization of deferred loan costs                            2,154                                                   2,154
     Loss on disposal of property and equipment                       112                                                     112
     Partnership losses                                               295                                                     295
     Partnership gains                                             (2,482)                                                 (2,482)
     Equity in loss of consolidated subsidiaries                    1,234                                   (1,234)           -
Cash provided by changes in operating assets
     and liabilities
     Accounts receivable                                            3,113           107           442                       3,662
     Intercompany receivables (net)                                   677        (3,040)        2,363                         -
     Prepaid income tax                                               -                                                       -
     Inventories                                                   (2,759)            2          (574)                     (3,331)
     Other current assets                                            (312)           (2)           (1)                       (315)
     Other assets                                                    (497)          119           241                        (137)
     Accounts payable                                              (4,390)                                                 (4,390)
     Accrued expenses                                               3,766          (220)           43                       3,589
     Accrued interest expense                                      (3,391)                                                 (3,391)
     Accrued contrubutions                                            -                                                       -
     Income taxes payable                                          (8,204)        4,387          (440)                     (4,257)
                                                                 -------------------------------------------------------------------
       Net cash provided by operating activities                   27,311           131         4,864          -           32,306
                                                                 -------------------------------------------------------------------

INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                       7                                                       7
     Proceeds from sale of airplane                                 1,225                                                   1,225
     Purchases of property and equipment                           (9,616)         (227)       (4,145)                    (13,988)
     Sale of short-term investments                                     7                                                       7
     Capital contributions to partnership                          (3,089)                                                 (3,089)
     Capital distributions from partnership                            77                                                      77
                                                                 -------------------------------------------------------------------
       Net cash used in investing activities                      (11,389)         (227)       (4,145)         -          (15,761)
                                                                 -------------------------------------------------------------------

FINANCING ACTIVITIES:

     Principle payments of long-term debt                         (15,018)                       (249)                    (15,267)
     Revaluation of hedge                                             -                                                       -
     Dividends paid/received                                          250                        (250)                        -
     Issuance of common stock                                           2                                                       2
                                                                 -------------------------------------------------------------------
       Net cash used in financing activities                      (14,766)          -            (499)         -          (15,265)
                                                                 -------------------------------------------------------------------

Effect of exchange rate changes                                         2                        (305)                       (303)
                                                                 -------------------------------------------------------------------
Unrealized loss on securities                                          (4)                                                     (4)
                                                                 -------------------------------------------------------------------
Unrealized gain on hedging transactions                               107                                                     107
                                                                 -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                1,261           (96)          (85)         -            1,080
Beginning balance, cash and cash equivalents                       24,729           100           302                      25,131
                                                                 -------------------------------------------------------------------
Ending balance, cash and cash equivalents                        $ 25,990  $          4  $        217 $        -      $    26,211
                                                                 ===================================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income           $    892                                             $       892
                                                                 ===================================================================
     Cash paid during the year for:
          Interest expense                                       $ 28,501                $          1                 $    25,502
                                                                 ===================================================================
          Income taxes                                           $ 22,670                $        510                 $    23,180
                                                                 ===================================================================

Supplemental disclosure of noncash financing activity:
                                                                 ===================================================================
     Dividends accrued on mandatorily redeemable preferred stock $  4,873                                             $     4,873
                                                                 ===================================================================


                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FISCAL YEAR ENDED OCTOBER 29, 2000


                                                                    PARENT    GUARANTOR    NON-GUARANTOR
                                                                    COMPANY  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                  -----------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net Income                                                         $  23,843      $(1,344)      $   636         $ 678        23,813
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       12,975          158           230                      13,363
  Amortization of discount on 12.5% notes due 2009                       140                                                    140
  Amortization of deferred loan costs                                  2,457                                                  2,457
  Increase in deferred income tax benefit                             (4,518)                                                (4,518)
  Loss on disposal of property and equipment                             507          137                                       644
  Partnership losses                                                     307                                                    307
  Minority interest in income of consolidated subsidiaries                 -                                       30            30
  Book value in excess of purchase price of minority interest in
    Japan subsidiary                                                    (495)                                                  (495)
  Equity in income(loss) of consolidated subsidiaries                    708                                     (708)          -
Cash provided by (used in) changes in operating assets
  and liabilities
  Accounts receivable                                                  2,094          106           143                       2,343
  Intercompany receivables (net)                                        (604)       1,949        (1,345)                        -
  Inventories                                                         (6,456)         300           511                      (5,645)
  Other current assets                                                  (759)           6           -                          (753)
  Other assets                                                          (122)         (92)          225                          11
  Accounts payable                                                     6,565                        (19)                      6,546
  Accrued expenses                                                     2,983         (164)           30                       2,849
  Accrued interest expense                                               594                                                    594
  Income taxes payable                                                 4,085         (974)          256                       3,367
                                                                  -----------------------------------------------------------------
    Net cash provided by operating activities                         44,304           82           667           -          45,053
                                                                  -----------------------------------------------------------------

INVESTING ACTIVITIES

  Proceeds from sale of property and equipment                            19                                                     19
  Purchases of property and equipment                                (26,974)         (62)         (198)                    (27,234)
  Purchase of minority interest in Japan subsidiary                     (228)                                                  (228)
  Purchase of foreign trademark                                          (70)                                                   (70)
  Sale of short-term investments                                           8                                                      8
  Capital contributions to partnership                                (2,013)                                                (2,013)
  Capital distributions from partnership                                 167                                                    167
                                                                  -----------------------------------------------------------------
    Net cash used in investing activities                            (29,091)         (62)         (198)          -         (29,351)
                                                                  -----------------------------------------------------------------
FINANCING ACTIVITIES

  Principle payments of long-term debt                               (22,458)                      (143)                    (22,601)
  Recapitalization                                                       (19)                                                   (19)
  Financing fees and expenses                                           (133)                                                  (133)
                                                                  -----------------------------------------------------------------
    Net cash used in financing activities                            (22,610)         -            (143)          -         (22,753)
                                                                  -----------------------------------------------------------------
Effect of exchange rate changes                                         (111)                      (143)                       (254)
Unrealized loss on securities                                             (8)                                                    (8)
                                                                  -----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (7,516)          20           183           -          (7,313)
Beginning balance, cash and cash equivalents                          32,245           80           119                      32,444
                                                                  -----------------------------------------------------------------
Ending balance, cash and cash equivalents                          $  24,729       $  100      $    302        $  -      $   25,131
                                                                  =================================================================
Supplemental disclosures of cash flow information:
  Cash received during the year for interest income                $   1,349                                             $    1,349
                                                                  =================================================================
  Cash paid during the year for:
    Interest Expense                                               $  28,552                   $      7                  $   28,559
                                                                  =================================================================
          Income taxes                                             $  18,400                   $    276                  $   18,676
                                                                  =================================================================
Supplemental disclosure of noncash financing activity:
  Dividends accrued on mandatorily redeemable preferred stock      $   4,201                                             $    4,201
                                                                  =================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FISCAL YEAR ENDED OCTOBER 31, 1999

                                                                                                NON-
                                                                      PARENT   GUARANTOR     GUARANTOR
                                                                     COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   -----------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net income                                                         $  15,376    $(3,260)    $ (79)          $ 2,652     $  14,689
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                        13,165        266       181                          13,612
 Amortization of discount on 12.5% notes due 2009                         45                                                   45
 Amortization of deferred loan costs                                     612                                                  612
 Increase in deferred income tax benefit                                  66                                                   66
 Loss on disposal of property and equipment                             (209)     1,525                                     1,316
 Partnership losses                                                      231                                                  231
 Write off of trademark in Japan                                         620                                                  620
 Minority interest in income of consolidated subsidiaries                -                                       40            40
 Equity in income(loss) of consolidated subsidiaries                   2,692                                 (2,692)          -
Cash provided by (used in) changes in operating assets
 and liabilities
 Accounts receivable                                                   2,360       (103)     (257)                          2,000
 Intercompany receivables (net)                                       (3,674)     3,027       647                             -
 Inventories                                                           2,457      2,173      (404)                          4,226
 Other current assets                                                   (443)       189        (3)                           (257)
 Other assets                                                           (481)       (85)       94                            (472)
 Accounts payable                                                     (1,499)                                              (1,499)
 Accrued expenses                                                        230       (105)       49                             174
 Accrued interest expense                                              7,662                                                7,662
 Income taxes payable                                                  3,249     (2,269)       90                           1,070
                                                                   -----------------------------------------------------------------
   Net cash provided by operating activities                          42,459      1,358       318               -          44,135
                                                                   -----------------------------------------------------------------

INVESTING ACTIVITIES

 Proceeds from sale of property and equipment                            184                                                  184
 Purchases of property and equipment                                 (12,769)    (1,433)     (329)                        (14,531)
 Sale of short-term investments                                        1,150                                                1,150
 Capital distributions from partnership                                  127                                                  127
                                                                   -----------------------------------------------------------------
   Net cash used in investing activities                             (11,308)    (1,433)     (329)              -         (13,070)
                                                                   -----------------------------------------------------------------

FINANCING ACTIVITIES

 Proceeds from credit agreement                                      190,000                                              190,000
 Proceeds from issuance of subordinated notes                         98,616                                               98,616
 Addition to long-term debt                                            1,427                                                1,427
 Principle payments of long-term debt                                   (670)                (168)                           (838)
 Recapitalization                                                   (311,780)                                            (311,780)
 Issuance of common stock                                                797                                                  797
 Issuance of preferred stock                                          25,000                                               25,000
 Financing fees and expenses                                         (15,198)                                             (15,198)
 Cash dividends paid                                                  (1,245)                                              (1,245)
 Short-swing profit reimbursement
                                                                          54                                                   54
                                                                   -----------------------------------------------------------------
   Net cash used in financing activities                             (12,999)        -       (168)              -         (13,167)
                                                                   -----------------------------------------------------------------

Effect of exchange rate changes                                           (2)                 212                             210
Unrealized loss on securities                                             (1)                                                  (1)
                                                                   -----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  18,149        (75)       33               -          18,107
Beginning balance, cash and cash equivalents                          14,096        155        86                          14,337
                                                                   -----------------------------------------------------------------
Ending balance, cash and cash equivalents                          $  32,245    $    80     $ 119           $   -       $  32,444
                                                                   =================================================================
Supplemental disclosures of cash flow information:
  Cash received during the year for interest income                $   1,240                                            $   1,240
                                                                   =================================================================
  Cash paid during the year for:
    Interest Expense                                               $   1,701                                            $   1,701
                                                                   =================================================================
    Income taxes                                                   $  10,554                                            $  10,554
                                                                   =================================================================
Supplemental disclosure of noncash financing activity:
 Dividends accrued on mandatorily redeemable preferred stock       $   1,228                                            $   1,228
                                                                   =================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

             October 28, 2001, October 29, 2000 and October 31, 1999

16.  Results by Quarter (Unaudited)

     The unaudited results by quarter for fiscal years 2001 and 2000 are shown below:

                                                                   First           Second           Third            Fourth
                                                                  Quarter          Quarter          Quarter          Quarter
                                                                  --------         -------          -------          -------
                                                                           (in thousands, except per share amounts)
Year ended October 28, 2001
     Net sales .................................................  $101,182         $ 97,060         $ 80,400         $ 87,279
     Gross profit ..............................................    56,581           56,533           44,689           48,633
     Net income ................................................     9,640            7,323            3,826            5,090
     Basic net income per common share-diluted .................      1.30             0.93             0.38             0.57

Year ended October 29, 2000
     Net sales .................................................  $ 78,531         $ 84,242         $ 82,425         $ 91,261
     Gross profit ..............................................    43,500           49,158           48,410           54,293
     Net income ................................................     3,740            5,308            5,661            9,105
     Basic net income per common share-diluted .................      0.42             0.65             0.70             1.22

SCHEDULE II

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNT

                  For the Fiscal Years Ended October 28, 2001,
                     October 29, 2000 and October 31, 1999

                                                Balance at   Charged to                Balance at
                                               Beginning of   Costs and                  End of
                                               Fiscal Year    Expenses    Deductions   Fiscal Year
                                               ------------  ----------   ----------   -----------
Allowance for Uncollectible Accounts:
     Fiscal year ended October 28, 2001 ......   $1,468,278  $1,713,411      $90,191    $3,091,498
     Fiscal year ended October 29, 2000 ......   $1,204,961   $ 299,434      $36,117    $1,468,278
     Fiscal year ended October 31, 1999 ......    $ 950,757   $ 395,181     $140,977    $1,204,961

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2002

                             ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                               (REGISTRANT)


                             By:             /S/ BOB GRAY
                                --------------------------------------------
                                              Bob Gray
                                      Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                           Title                            Date
      ---------                           -----                            ----
     /S/ BOB GRAY
- -------------------------   Chairman of the Board and Chief          January 25, 2002
       Bob Gray             Executive Officer (Principal
                            Executive Officer)


   /S/ KELLY A. GRAY
- -------------------------   Director and Co-President                January 25, 2002
     Kelly A. Gray


  /S/ ROGER G. RUPPERT
- -------------------------   Senior Vice President-Finance            January 25, 2002
    Roger G. Ruppert        and Chief Financial Officer (Principal
                            Financial Officer and Principal
                            Accounting Officer)



  /S/ DANIEL O'CONNELL
- -------------------------   Director                                 January 25, 2002
    Daniel O'Connell



   /S/ JAMES KELLEY
- -------------------------   Director                                 January 25, 2002
     James Kelley


   /S/ SANDER LEVY
- -------------------------   Director                                 January 25, 2002
      Sander Levy


/S/ CHRISTOPHER HENDERSON
- -------------------------   Director                                 January 25, 2002
  Christopher Henderson


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     No annual report or proxy material has been sent to security holders covering fiscal 2001.

EXHIBIT INDEX

Exhibit No.       Description of Exhibit
- ----------        ----------------------

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

   10.17 Employment Agreement dated as of January 1, 2001 between St. John Knits, Inc. and Bruce Fetter (incorporated by reference to
               Exhibit 10.17 to St. John Knits International, Incorporated's Report on Form 10-K for the fiscal year ended October 29, 2000).

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

   10.20* Aircraft Lease dated October 18, 2001 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd. Trust (Lease for Company airplane).

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

   10.23 General Partnership Agreement of St. John-Varian Development Company dated April 3, 1995 by and between St. John Knits, Inc. and Varian Associates, a California General Partnership (incorporated by reference to Exhibit 10.28 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29,
               1995).

   10.24 Lease Agreement dated April 3, 1995 by and between St. John Knits, Inc. and St. John-Varian Development Company (Knitting, Sewing, Finishing, Shipping, Administrative Offices) (incorporated by reference to Exhibit 10.29 to St. John Knits, Inc.'s Report on Form 10-K for the fiscal year ended October 29,
               1995).

   10.25* First Amendment to Employment Agreement, effective as of November 5, 2001, between Bruce Fetter and St. John Knits, Inc.

   10.26 Lease Extension Agreement dated November 20, 2000 between St. John Knits, Inc. and G.M. Properties (extending the lease for a manufacturing facility) (incorporated by reference to Exhibit
               10.26 to St. John Knits International, Incorporated's Report on Form 10-K for the fiscal year ended October 29, 2000).

   10.27 Lease Extension Agreement dated as of November 20, 2000 between St. John Knits, Inc. and Alhambra Partners (extending the lease for one of the Company's assembling and sewing facilities) (incorporated by reference to Exhibit 10.27 to St. John Knits International, Incorporated's Report on Form 10-K for the fiscal year ended October 29, 2000).

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

  10.37 First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Kelly A. Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 30, 2000).

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

  10.41* Employment Agreement, effective as of February 1, 2001, between Hugh Mullins and St. John Knits, Inc.

  10.42* Separation and General Release Agreement, effective as of October 16, 2001, between Hugh Millins and St. John Knits, Inc.

  10.43 Amendment to the Amended and Restated Limited Liability Company Agreement of Vestar/Gray Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 29, 2001).

  10.44 Amended to the Stockholders' Agreement dated July 7, 1999, by and among the Company, SJK and Vestar/Gray Investors, LLC (incorporated by reference to Exhibit 10.2 to St. John Knits International, Incorporated's Report on Form 10-Q for the quarter ended July 29,
          2001).

  22.1*   List of subsidiaries

*  Filed herewith