Form 10-Q
period 2002-01-27
ST JOHN KNITS INTERNATIONAL INC
filed 2002-03-12
CIK 1080280

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 27, 2002

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
(State or Other Jurisdiction of               (I.R.S. Employer Identification
  Incorporation or Organization)                            Number)

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

                                  Yes X  No__
                                     ---

The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,240 shares as of March 11, 2002.

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                       A S S E T S
                                       -----------                                       January 27,    October 28,
                                                                                             2002          2001
                                                                                       --------------  ---------------
                                                                                         (unaudited)
Current assets:
     Cash and cash equivalents ....................................................   $  40,098,975    $  26,210,874
     Investments ..................................................................          10,045           10,045
     Accounts receivable, net .....................................................      12,144,661       25,512,903
     Inventories ..................................................................      50,033,936       52,497,697
     Deferred income tax benefit ..................................................      13,815,985       13,815,985
     Other .......................................................................        4,372,456        3,702,444
                                                                                      ---------------  -------------
         Total current assets .....................................................     120,476,058      121,749,948
                                                                                      ---------------  -------------
Property and equipment:
     Machinery and equipment ......................................................      68,785,625       68,272,493
     Leasehold improvements .......................................................      44,056,807       42,339,225
     Buildings ....................................................................      23,699,445       23,699,445
     Furniture and fixtures .......................................................      10,269,300        9,757,411
     Land .........................................................................       8,798,320        8,798,320
     Construction in progress .....................................................         772,448        2,215,527
                                                                                      ---------------  -------------
                                                                                        156,381,945      155,082,421
     Less--Accumulated depreciation and amortization ..............................      76,443,112       72,713,841
                                                                                      ---------------  -------------
                                                                                         79,938,833       82,368,580
                                                                                      ---------------  -------------
Deferred financing costs, net .....................................................       9,583,526       10,107,345
Other assets ......................................................................       7,582,725        7,997,366
                                                                                      ---------------  -------------
                                                                                      $ 217,581,142    $ 222,223,239
                                                                                      ===============  =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
     Accounts payable .............................................................   $   5,055,992    $   8,961,470
     Accrued expenses .............................................................      14,897,543       15,669,641
     Dividends payable ............................................................      11,598,070       10,302,516
     Current portion of long-term debt ............................................       8,101,581        9,005,724
     Accrued interest expense .....................................................       1,645,281        4,864,191
     Income taxes payable .........................................................       5,869,029        1,921,035
                                                                                      ---------------  -------------
         Total current liabilities ................................................      47,167,496       50,724,577
Long-term debt, net of current portion ............................................     237,995,079      243,290,691
                                                                                      ---------------  -------------
         Total liabilities ........................................................     285,162,575      294,015,268
                                                                                      ---------------  -------------
Mandatorily redeemable preferred stock, $100 stated value: Authorized--2,000,000
       shares, issued and outstanding--250,000 shares .............................      25,000,000       25,000,000
Redeemable common stock - par value $0.01, issued and outstanding--968,983            ---------------  -------------
       shares .....................................................................      29,069,490       27,131,524
                                                                                      ---------------  -------------

Stockholders' equity (deficit):
     Common stock, par value $0.01 per share: Authorized--10,000,000 shares, issued
     and outstanding--5,577,257 shares ............................................          55,772           55,772
     Unrealized loss on securities ................................................         (40,826)         (40,826)
     Unrealized gain on hedging transactions ......................................          37,275          106,999
     Cumulative translation adjustment ............................................        (441,392)        (150,371)
     Additional paid-in capital ...................................................     118,083,375      120,021,341
     Accumulated deficit ..........................................................    (239,345,127)    (243,916,468)
                                                                                      ---------------  -------------
         Total stockholders' deficit ..............................................    (121,650,923)    (123,923,553)
                                                                                      ---------------  -------------
                                                                                      $ 217,581,142    $ 222,223,239
                                                                                      ===============  =============

                             See accompanying notes

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                             Thirteen Weeks Ended
                                                                                   ----------------------------------------
                                                                                      January 27, 2002     January 28, 2001
                                                                                   -------------------  -------------------
                                                                                        (unaudited)
Net sales ........................................................................      $  87,965,222        $ 101,182,103
Cost of sales ....................................................................         38,571,650           44,600,827
                                                                                        -------------        -------------
Gross profit .....................................................................         49,393,572           56,581,276
Selling, general and administrative expenses .....................................         33,785,562           32,741,967
                                                                                        -------------        -------------
Operating income .................................................................         15,608,010           23,839,309
Interest expense .................................................................          5,714,506            7,767,140
Other income .....................................................................            164,757              597,032
                                                                                        -------------        -------------
Income before income taxes .......................................................         10,058,261           16,669,201
Income tax provision .............................................................          4,191,366            7,029,599
                                                                                        -------------        -------------
Net income .......................................................................          5,866,895            9,639,602
                                                                                        -------------        -------------
Adjustments to net income, net of tax:
     Foreign currency translation adjustments ....................................           (169,750)            (109,951)
     Unrealized loss on hedging transactions .....................................            (40,669)                  --
                                                                                        -------------        -------------
Comprehensive income .............................................................      $   5,656,476        $   9,529,651
                                                                                        =============        =============

Earnings per common share:
     Basic .......................................................................      $        0.70        $        1.30
                                                                                        =============        =============
     Diluted .....................................................................      $        0.70        $        1.30
                                                                                        =============        =============
Shares used in the calculation of earnings per common share:
     Basic .......................................................................          6,546,240            6,546,174
                                                                                        =============        =============
     Diluted .....................................................................          6,546,240            6,546,174
                                                                                        =============        =============

                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Thirteen Weeks Ended
                                                                               ----------------------------------------
                                                                               January 27, 2002       January 28, 2001
                                                                               -----------------    -------------------
                                                                                              (unaudited)
Cash flows from operating activities:
   Net income ...............................................................      $ 5,866,895          $  9,639,602
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ..........................................        3,722,032             3,656,442
     Amortization of discount on 12.5% notes due 2009 .......................           34,600                34,985
     Amortization of deferred loan costs ....................................          523,819               542,979
     Loss on disposal of property and equipment .............................               --                19,467
     Partnership losses .....................................................          229,311                41,285
     (Increase) decrease in accounts receivable .............................       13,368,242               (17,704)
     Decrease in inventories ................................................        2,463,761             3,102,564
     Increase in other current assets .......................................         (670,012)             (261,131)
     (Increase) decrease in other assets ....................................           45,068              (581,247)
     Decrease in accounts payable ...........................................       (3,905,478)           (8,322,456)
     Increase (decrease) in accrued expenses ................................         (772,098)              742,733
     Decrease in accrued interest expense ...................................       (3,218,910)           (3,332,471)
     Increase in income taxes payable .......................................        3,947,994             3,723,202
                                                                               ------------------   -------------------
          Net cash provided by operating activities .........................       21,635,224             8,988,250
                                                                               ------------------   -------------------
Cash flows from investing activities:
     Purchase of property and equipment .....................................       (1,299,523)           (1,488,118)
     Capital contributions to partnership ...................................               --            (2,055,090)
     Capital distributions from partnership .................................          147,500                52,500
                                                                               ------------------   -------------------
          Net cash used in investing activities .............................       (1,152,023)           (3,490,708)
                                                                               ------------------   -------------------
Cash flows from financing activities:
     Principal payments on long-term debt....................................       (6,234,355)          (11,435,430)
                                                                               ------------------   -------------------
          Net cash used in financing activities .............................       (6,234,355)          (11,435,430)
                                                                               ------------------   -------------------
Effect of exchange rate changes .............................................         (291,021)             (190,131)
                                                                               ------------------   -------------------
Decrease in unrealized gain on hedging transactions .........................          (69,724)                   --
                                                                               ------------------   -------------------
Net increase (decrease) in cash and cash equivalents ........................       13,888,101            (6,128,019)
Beginning balance, cash and cash equivalents ................................       26,210,874            25,130,928
                                                                               ------------------   -------------------
Ending balance, cash and cash equivalents ...................................      $40,098,975          $ 19,002,909
                                                                               ==================   ===================
Supplemental disclosures of cash flow information:
     Cash received for interest income ......................................      $   173,717          $    270,698
                                                                               ==================   ===================
      Cash paid for:
          Interest expense ..................................................      $ 8,195,558          $ 10,252,853
                                                                               ==================   ===================
          Income taxes ......................................................      $   421,433          $  3,296,965
                                                                               ==================   ===================
Supplemental disclosure of noncash financing activity:
   Dividends accrued on mandatorily redeemable preferred stock ..............      $ 1,295,554          $  1,143,215
                                                                               ==================   ===================

                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated ("SJKI") and its subsidiaries, including St. John Knits, Inc. ("St. John"), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. SJKI and its subsidiaries are collectively referred to herein as "the Company." It is suggested that the accompanying unaudited consolidated financial statements and notes thereto be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 28, 2001 as filed with the Securities and Exchange Commission on January 28, 2002.

     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 3, 2002.

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

     Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were January 27, 2002 and January 28, 2001.

3.  Dividends

     SJKI has not paid any cash dividends to its common stockholders since the completion of the mergers in July 1999. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

4.  Earnings Per Common Share

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

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

     The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per share for all periods:


                                                    Thirteen Weeks Ended
                                              ----------------------------------
                                                January 27,       January 28,
                                                   2002              2001
                                              ----------------  ----------------
                                                         (unaudited)
Net income ..................................    $5,866,895        $9,639,602
Less:  preferred stock dividends ............     1,295,554         1,143,215
                                              ----------------  ----------------
Income allocated to common stockholders .....    $4,571,341        $8,496,387
                                              ================  ================
Weighted average shares outstanding .........     6,546,240         6,546,174
Add:  dilutive effect of stock options ......            --                --
                                              ----------------  ----------------
Shares used to calculate diluted earnings
 per share ..................................     6,546,240         6,546,174
                                              ================  ================
Basic earnings per common share .............    $     0.70        $     1.30
                                              ================  ================
Diluted earnings per common share ...........    $     0.70        $     1.30
                                              ================  ================

5.  Inventories

     A summary of the components of inventories is as follows:


                                                January 27,       October 28,
                                                   2002              2001
                                              --------------     ---------------
                                               (unaudited)
          Raw materials .....................  $12,202,607          $13,011,735
          Work-in-process ...................    8,660,149            8,184,806
          Finished products .................   29,171,180           31,301,156
                                                ----------           ----------
                                               $50,033,936          $52,497,697
                                               ===========          ===========

6.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

and generally are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

     In April 2001 Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" was issued. EITF No. 00-25 governs the accounting for consideration from a vendor to a reseller of the vendor's products and was adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this EITF did not have a material impact on the Company's financial position or results of operations.

7.  Segment Information

     The Company has two reportable business segments, wholesale and retail sales. For the first quarter of fiscal 2002, retail sales were generated through the Company's 26 St. John boutiques, 10 St. John outlet stores, three St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

     Segment information is summarized as follows for the periods indicated (in 000's):


                                    Wholesale   Retail   Eliminations   Total
                                    ---------   ------   ------------   -----
First Quarter Fiscal 2002
     Net sales....................    $73,068   $36,946    $(22,049)   $87,965
     Segment operating income.....     15,862     1,360      (1,614)    15,608

First Quarter Fiscal 2001
     Net sales....................    $83,600   $32,870    $(15,288)  $101,182
     Segment operating income.....     22,420     1,512         (93)    23,839

8.  Supplemental Condensed Consolidated Financial Information

     The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of January 27, 2002 and October 28, 2001, and for the three months ended January 27, 2002 and January 28, 2001.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 27, 2002
                                   (UNAUDITED)

                                                        PARENT        GUARANTOR    NON-GUARANTOR
(Amounts in thousands)                                  COMPANY       SUBSIDIARIES SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                        -----------------------------------------------------------------------
ASSETS

Current assets:
Cash, cash equivalents and investments                  $    39,443  $         4   $         662   $          -   $     40,109
Accounts receivable, net                                     11,094           75             976                        12,145
Inventories   (1)                                            47,257          834           1,943                        50,034
Deferred income tax benefit                                  13,816                                                     13,816
Other                                                         4,255           24              93                         4,372
Intercompany accounts receivable                              2,126                                      (2,126)             -
                                                        ----------------------------------------------------------------------
Total current assets                                        117,991          937           3,674         (2,126)       120,476

Property and equipment, net                                  73,381        1,169           5,389                        79,939
Investment in subsidiaries                                   (3,888)                                      3,888              -
Receivable from consolidated subsidiaries                    14,279                                     (14,279)             -
Deferred financing costs                                      9,584                                                      9,584
Other assets                                                  6,922           30             630                         7,582
                                                        ----------------------------------------------------------------------
     Total assets                                       $   218,269  $     2,136   $       9,693   $    (12,517)  $    217,581
                                                        ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                        $     4,895  $         -   $         161   $          -   $       5,056
Accrued expenses                                             14,593          218              88                         14,899
Current portion of long-term debt                             8,102                                                       8,102
Accrued interest expense                                      1,645                                                       1,645
Dividends payable                                            11,598                                                      11,598
Intercompany accounts payable                                                              2,126         (2,126)              -
Income taxes payable                                          5,897                          (30)                         5,867
                                                        -----------------------------------------------------------------------
Total current liabilities                                    46,730          218           2,345         (2,126)         47,167

Intercompany payable                                                       9,339           4,940        (14,279)              -
Long-term debt, net of current portion                      237,995                                                     237,995
                                                        -----------------------------------------------------------------------
Total liabilities                                           284,725        9,557           7,285        (16,405)        285,162
                                                        -----------------------------------------------------------------------
Mandatorily redeemable preferred stock                       25,000                                                      25,000
                                                        -----------------------------------------------------------------------
Redeemable common stock                                      29,069                                                      29,069
                                                        -----------------------------------------------------------------------
Total stockholders' equity (deficit)                       (120,525)      (7,421)          2,408          3,888        (121,650)
                                                        -----------------------------------------------------------------------
  Total liabilities and stockholders' equity (deficit)  $   218,269  $     2,136   $       9,693   $    (12,517)  $     217,581
                                                        =======================================================================

(1) Inventories are shown at cost for all entities

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 28, 2001

                                                               PARENT      GUARANTOR    NON-GUARANTOR
(Amounts in thousands)                                        COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                             -----------------------------------------------------------------------
ASSET

Current assets:
Cash, cash equivalents and investments                        $  26,000     $     4        $   217       $       -       $  26,221
Accounts receivable, net                                         24,315          91          1,107                          25,513
Inventories   (1)                                                48,943       1,615          1,940                          52,498
Deferred income tax benefit                                      13,816                                                     13,816
Other                                                             3,580          90             32                           3,702
Intercompany accounts receivable                                  1,698                                     (1,698)              -
                                                             -----------------------------------------------------------------------
Total current assets                                            118,352       1,800          3,296          (1,698)        121,750

Property and equipment, net                                      75,643       1,221          5,505                          82,369
Investment in subsidiaries                                       (3,757)                                     3,757               -
Receivable from consolidated subsidiaries                        15,153                                    (15,153)              -
Deferred financing costs                                         10,107                                                     10,107
Other assets                                                      7,247          60            690                           7,997
                                                             -----------------------------------------------------------------------
     Total assets                                             $ 222,745     $ 3,081        $ 9,491       $ (13,094)      $ 222,223
                                                             =======================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                $ 8,846     $     -        $   115       $       -       $   8,961
Accrued expenses                                                 15,423         159             87                          15,669
Current portion of long-term debt                                 9,006                                                      9,006
Accrued interest expense                                          4,864                                                      4,864
Dividends payable                                                10,303                                                     10,303
Intercompany accounts payable                                                                1,698          (1,698)              -
Income taxes payable                                              1,907                         14                           1,921
                                                             -----------------------------------------------------------------------
Total current liabilities                                        50,349         159          1,914          (1,698)         50,724

Intercompany payable                                                         10,154          4,999         (15,153)              -
Long-term debt, net of current portion                          243,291                                                    243,291
                                                             -----------------------------------------------------------------------
Total liabilities                                               293,640      10,313          6,913         (16,851)        294,015
                                                             -----------------------------------------------------------------------
Mandatorily redeemable preferred stock                           25,000                                                     25,000
                                                             -----------------------------------------------------------------------
Redeemable common stock                                          27,132                                                     27,132
                                                             -----------------------------------------------------------------------
Total stockholders' equity (deficit)                           (123,027)     (7,232)         2,578           3,757        (123,924)
                                                             -----------------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit)     $ 222,745     $ 3,081        $ 9,491       $ (13,094)      $ 222,223
                                                             =======================================================================

(1) Inventories are shown at cost for all entities.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRTEEN WEEKS ENDED JANUARY 27, 2002
                                   (UNAUDITED)


                                                                            NON-
                                                 PARENT     GUARANTOR    GUARANTOR
                                                COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                ------------------------------------------------------------------
(Amounts in thousands)
Net sales                                       $ 83,766  $      2,046  $      2,153  $          -   $      87,965
Cost of sales                                     36,226         1,254         1,092                        38,572
                                                ------------------------------------------------------------------
Gross profit                                      47,540           792         1,061                        49,393

Selling, general and administrative expenses      31,593         1,118         1,075                        33,786
                                                ------------------------------------------------------------------
Operating income (loss)                           15,947          (326)          (14)                       15,607

Interest expense                                   5,715                                                     5,715
Other income                                         134                          31                           165
                                                ------------------------------------------------------------------
Income (loss) before income taxes                 10,366          (326)           17                        10,057
Income taxes                                       4,369          (137)          (41)                        4,191
                                                ------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                        5,997          (189)           58                         5,866
Equity in loss of consolidated subsidiaries         (131)                          -           131               -
                                                ------------------------------------------------------------------
Net income (loss)                               $  5,866  $       (189) $         58  $        131   $       5,866
                                                ==================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THIRTEEN WEEKS ENDED JANUARY 28, 2001
                                   (UNAUDITED)


                                                  PARENT      GUARANTOR   NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                -------------------------------------------------------------------
(Amounts in thousands)
Net sales                                       $  97,189  $      1,777  $       2,216  $          -  $     101,182
Cost of sales                                      42,488         1,186            926                       44,600
                                                -------------------------------------------------------------------
Gross profit                                       54,701           591          1,290                       56,582

Selling, general and administrative expenses       30,584         1,111          1,048                       32,743
                                                -------------------------------------------------------------------
Operating income (loss)                            24,117          (520)           242                       23,839

Interest expense                                    7,767                                                     7,767
Other income                                          594             3                                         597
                                                -------------------------------------------------------------------
Income (loss) before income taxes                  16,944          (517)           242                       16,669
Income taxes                                        7,141          (218)           106                        7,029
                                                -------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                         9,803          (299)           136                        9,640
Equity in loss of consolidated subsidiaries          (163)                                       163              -
                                                -------------------------------------------------------------------
Net income (loss)                               $   9,640  $       (299) $         136  $        163  $       9,640
                                                ===================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      THIRTEEN WEEKS ENDED JANUARY 27, 2002
                                   (UNAUDITED)

                                                                                             NON-
                                                                 PARENT     GUARANTOR     GUARANTOR
                                                                 COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                 ----------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                $  5,867      $   (189)      $    58      $    131   $     5,867
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                  3,518            50           154                       3,722
     Amortization of discount on 12.5% notes due 2009                  34                                                      34
     Amortization of deferred loan costs                              524                                                     524
     Partnership losses                                               229                                                     229
     Equity in loss of consolidated subsidiaries                      131                                      (131)            -
Cash provided by changes in operating assets
     and liabilities:
     Accounts receivable                                           13,310            16            42                      13,368
     Intercompany receivables (net)                                   233          (815)          582                           -
     Inventories                                                    1,686           781            (3)                      2,464
     Other current assets                                            (737)           66             1                        (670)
     Other assets                                                     (37)           30            52                          45
     Accounts payable                                              (3,905)                                                 (3,905)
     Accrued expenses                                                (691)           61          (142)                       (772)
     Accrued interest expense                                      (3,219)                                                 (3,219)
     Income taxes payable                                           3,965                         (17)                      3,948
                                                                 ----------------------------------------------------------------
          Net cash provided by operating activities                20,908             -           727             -        21,635
                                                                 ----------------------------------------------------------------

INVESTING ACTIVITIES:

     Purchases of property and equipment                           (1,260)                        (40)                     (1,300)
     Capital distributions from partnership                           148                                                     148
                                                                 ----------------------------------------------------------------
          Net cash used in investing activities                    (1,112)            -           (40)            -        (1,152)
                                                                 ----------------------------------------------------------------

FINANCING ACTIVITIES:

     Principal payments of long-term debt                          (6,219)                        (15)                     (6,234)
     Issuance of common stock                                           -                                                       -
                                                                 ----------------------------------------------------------------
          Net cash used in financing activities                    (6,219)            -           (15)            -        (6,234)
                                                                 ----------------------------------------------------------------

Effect of exchange rate changes                                       (64)                       (227)                       (291)
                                                                 ----------------------------------------------------------------
Decrease in unrealized gain on hedging transactions                   (70)                                                    (70)
                                                                 ----------------------------------------------------------------
Net increase in cash and cash equivalents                          13,443             -           445             -        13,888
Beginning balance, cash and cash equivalents                       25,990             4           217                      26,211
                                                                 ----------------------------------------------------------------
Ending balance, cash and cash equivalents                        $ 39,433      $      4      $    662       $     -    $   40,099
                                                                 ================================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income           $    174      $      -      $      -       $     -    $      174
                                                                 ================================================================
     Cash paid during the year for:
          Interest expense                                       $  8,195      $      -      $      1       $     -    $    8,196
                                                                 ================================================================
          Income taxes                                           $    (89)     $      -      $    510       $     -    $      421
                                                                 ================================================================

Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock $  1,296      $      -      $      -       $     -    $    1,296
                                                                 ================================================================

                ST. JOHN KNITS INTERNATIONAL, INCORPORATED
       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   THIRTEEN WEEKS ENDED JANUARY 28, 2001
                                (UNAUDITED)

                                                                                                NON-
                                                                   PARENT       GUARANTOR    GUARANTOR
                                                                  COMPANY     SUBSIDIARIES SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                                                  ------------------------------------------------------------------
(Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)                                                 $  9,640   $    (299)       $     136        $    163    $  9,640
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                   3,570          31               55                       3,656
     Amortization of discount on 12.5% notes due 2009                   35                                                       35
     Amortization of deferred loan costs                               543                                                      543
     Loss on disposal of property and equipment                         19                                                       19
     Partnership losses                                                 41                                                       41
     Equity in loss of consolidated subsidiaries                       163                                         (163)          -
Cash provided by changes in operating assets
      and liabilities:
     Accounts receivable                                              (240)         16              206                         (18)
     Intercompany receivables (net)                                   (907)        391              516                           -
     Inventories                                                     3,020         257             (175)                      3,102
     Other current assets                                             (255)         (6)                                        (261)
     Other assets                                                     (681)         10               90                        (581)
     Accounts payable                                               (8,322)     (8,322)
     Accrued expenses                                                  700         108              (65)                        743
     Accrued interest expense                                       (3,332)                                                  (3,332)
     Income taxes payable                                            4,147        (218)            (206)                      3,723
                                                                  ------------------------------------------------------------------
          Net cash provided by operating activities                  8,141         290              557               -       8,988
                                                                  ------------------------------------------------------------------

INVESTING ACTIVITIES:

     Purchases of property and equipment                            (1,226)       (110)            (152)                     (1,488)
     Capital contributions to partnership                           (2,055)                                                  (2,055)
     Capital distributions from partnership                             52                                                       52
                                                                  ------------------------------------------------------------------
          Net cash used in investing activities                     (3,229)       (110)            (152)              -      (3,491)
                                                                  ------------------------------------------------------------------

FINANCING ACTIVITIES:

     Principal payments of long-term debt                          (11,342)                         (93)                    (11,435)
                                                                  ------------------------------------------------------------------
          Net cash used in financing activities                    (11,342)          -              (93)              -     (11,435)
                                                                  ------------------------------------------------------------------

Effect of exchange rate changes                                         (2)                        (188)                       (190)
                                                                  ------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (6,432)        180              124               -      (6,128)
Beginning balance, cash and cash equivalents                        24,729         100              302                      25,131
                                                                  ------------------------------------------------------------------
Ending balance, cash and cash equivalents                         $ 18,297   $     280        $     426        $      -    $ 19,003
                                                                  ==================================================================

Supplemental disclosures of cash flow information:
     Cash received during the year for interest income            $    271   $       -        $       -        $      -    $    271
                                                                  ==================================================================
     Cash paid during the year for:
          Interest expense                                        $ 10,252   $       -        $       1        $      -    $ 10,253
                                                                  ==================================================================
          Income taxes                                            $  3,297   $       -        $       -        $      -    $  3,297
                                                                  ==================================================================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock  $  1,143   $       -        $       -        $      -    $  1,143
                                                                  ==================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company's Consolidated Statements of Operations and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                       Percent of Net Sales
                                                       Thirteen Weeks Ended
                                                          ("First Quarter")
                                                  ------------------------------
                                                            (unaudited)
                                                   January 27,     January 28,
                                                      2002            2001
                                                  -------------   --------------
Net sales ......................................       100.0%          100.0%
Cost of sales ..................................        43.8            44.1
                                                  -------------   --------------
Gross profit ...................................        56.2            55.9
Selling, general and administrative expenses ...        38.4            32.4
                                                  -------------   --------------
Operating income ...............................        17.8            23.5
Interest expense ...............................         6.5             7.7
Other income ...................................         0.2             0.6
                                                  -------------   --------------
Income before income taxes .....................        11.5            16.4
Income taxes ...................................         4.8             6.9
                                                  -------------   --------------
Net income .....................................         6.7%            9.5%
                                                  =============   ==============

First Quarter Fiscal 2002 Compared to First Quarter Fiscal 2001

     Net sales for the first quarter of fiscal 2002 decreased by $13.2 million, or 13.1% as compared to the first quarter of fiscal 2001. This decrease was principally attributable to a decrease in sales to domestic wholesale customers of approximately $17.1 million, due in part to increased markdowns related to the Company's wholesale sales of approximately $1.3 million. This decrease was partially offset by an increase in sales by Company-owned retail stores of approximately $4.1 million, due in part to the addition of four retail boutiques since the beginning of fiscal 2001. Sales for Company owned retail boutiques open at least one year increased 7.4% over the first quarter of fiscal 2001. The decrease in net sales for the first quarter of fiscal 2002, as compared to the first quarter of fiscal 2001, was primarily the result of decreased unit sales.

     Gross profit for the first quarter of fiscal 2002 decreased by $7.2 million, or 12.7% as compared to the first quarter of fiscal 2001, however, increased slightly as a percentage of net sales to 56.2% from 55.9%. This increase in the gross profit margin was primarily due to an increase in sales by Company owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers, partially offset by the increase in wholesale markdowns.

     Selling, general and administrative expenses for the first quarter of fiscal 2002 increased by $1.0 million, or 3.2% over the first quarter of fiscal 2001, and increased as a percentage of net sales to 38.4% from 32.4%. This increase was primarily attributable to a large decrease in net sales without a corresponding decrease in selling, general and administrative expenses due to the Company's decision to maintain its infrastructure to allow for a quick response to an increase in demand.

     Operating income for the first quarter of fiscal 2002 decreased by $8.2 million, or 34.5% as compared to the first quarter of fiscal 2001. Operating income as a percentage of net sales decreased to 17.8% from 23.5% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in net sales without a corresponding decrease in selling, general and administrative expenses.

     Interest expense for the first quarter of fiscal 2002 decreased by $2.1 million, or 26.4% from the first quarter of fiscal 2001. This decrease was primarily due a reduction in interest rates between the periods and a reduction in the debt balance since the end of the first quarter of fiscal 2001.

Liquidity and Capital Resources

     The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first three months of fiscal 2002, cash provided by operating activities was $21.6 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in income taxes payable while cash used in operating activities was primarily used to fund a decrease in accounts payable and accrued interest expense. Cash used in investing activities was $1.2 million during the first three months of fiscal 2002. The principal use of cash in investing activities was for the construction of leasehold improvements for scheduled new boutiques. Cash used in financing activities was $6.2 million during the first three months of fiscal 2002, including a voluntary prepayment made on the Company's senior secured debt of $5.0 million.

     During the second quarter of fiscal 2002, the Company made a prepayment of $10.0 million on its senior secured debt. This prepayment included $6.8 million that was required under the terms of the credit agreement based on the calculation of the Company's excess cash flow and a $3.2 million voluntary prepayment.

     The Company anticipates purchasing property and equipment of approximately $14.0 million during the remainder of fiscal 2002. The estimated $14.0 million will be used principally for (i) the construction of leasehold improvements for five new retail boutiques located in San Francisco and San Jose, California, Orlando and Tampa, Florida and Short Hills, New Jersey, (ii) the construction of leasehold improvements for relocated boutiques in Atlanta, Georgia and Denver, Colorado and (iii) upgrades to the Company's computer systems.

     As of January 27, 2002, the Company had approximately $73.3 million in working capital and $40.1 million in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 1.0% (4.75% at January 27, 2002) or a Eurodollar rate plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of January 27, 2002, no amounts were outstanding under the Revolving Commitment. The Company invests its excess cash in a money market fund.

     Total debt outstanding decreased $6.2 million to $246.1 million at January 27, 2002. The Company's outstanding debt is comprised of bank borrowings of $147.1 million and senior subordinated notes of $99.0 million.

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

     SJKI must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the Company from the Company's wholly owned subsidiaries that have guaranteed the Company's payment obligations under its senior subordinated notes. See Note 8 to the Company's unaudited consolidated financial statements contained herein.

     The Company may repurchase from time to time a portion of its 12.5% Senior Subordinated Notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the Company may be required to repurchase a portion of the common stock beneficially owned by the Gray family. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes.

     SJKI has not paid any cash dividends since the completion of the mergers in July 1999. SJKI's ability to pay dividends is restricted by the terms of its senior secured credit facilities and senior subordinated note indenture. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

     The Company's EBITDA (EBITDA generally represents net income excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income) as defined in its credit agreement for its senior secured credit facilities was approximately $19.4 million and $27.8 million for the first three months of fiscal 2002 and 2001, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

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

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company's anticipated purchases of property and equipment during the remainder of fiscal 2002, (ii) the Company's belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility and
(iii) the Company's anticipation that it will not pay cash dividends on its common stock in the future.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company's ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women's clothing and accessories, (iv) general economic conditions and (v) the inability of the Company to meet the financial covenants under its senior secured credit facilities and subordinated note indenture. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's Form 10-K for the year ended October 28, 2001 and the risk factors described therein are incorporated herein by reference.

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

     The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the Company prices its products. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro. At January 27, 2002, the Company had contracts maturing through April 30, 2002 to sell 660,000 Euros at a rate of 0.89 U.S. dollars to the Euro.

     The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Italy. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into foreign exchange contracts. At January 27, 2002, the Company had contracts maturing through May 31, 2002 to purchase 1.7 million Euros at a rate of 0.85 U.S. dollars to the Euro. The fair value of the outstanding Euro contracts at January 27, 2002 was $37,375, which was recorded as a component of stockholders' equity.

     The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company also holds fixed rate subordinated notes. The Company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on $35 million of the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a maximum rate for LIBOR contracts at 8.5%. The agreement also sets a minimum rate of 5.37%. During fiscal 2001, LIBOR decreased below the floor rate and the Company began making payments under the agreement. Since LIBOR rates are currently less than the floor rate, $35 million of the Company's variable rate debt has effectively been converted to fixed rate debt. The fair value of the interest rate collar agreement was approximately $(605,000) at January 27, 2002.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.1 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

     None

  (b) Reports on Form 8-K.

     None

    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 11, 2002                        ST. JOHN KNITS INTERNATIONAL, INCORPORATED


                                          By:             /s/ Bob Gray
                                              ----------------------------------
                                                            Bob Gray
                                                     Chairman of the Board


                                          By:         /s/ Roger G. Ruppert
                                              ----------------------------------
                                                        Roger G. Ruppert
                                                Senior Vice President - Finance,
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)