Form 10-Q
period 2002-04-28
ST JOHN KNITS INTERNATIONAL INC
filed 2002-06-12
CIK 1080280

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 28, 2002

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

                                  Yes  x     No ____
                                      ---


The number of outstanding shares of registrant's Common Stock, par value $0.01 per share, was 6,546,240 shares as of June 11, 2002.

===============================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                       A S S E T S                                             April 28,          October 28,
                                       -----------                                               2002                2001
                                                                                           ---------------      --------------
Current assets:                                                                               (unaudited)
     Cash and cash equivalents ......................................................        $  37,651,992      $   26,210,874
     Investments ....................................................................                9,493              10,045
     Accounts receivable, net .......................................................           18,143,189          25,512,903
     Inventories ....................................................................           47,554,397          52,497,697
     Deferred income tax benefit ....................................................           13,815,985          13,815,985
     Other ..........................................................................            3,778,744           3,702,444
                                                                                             -------------      --------------
         Total current assets .......................................................          120,953,800         121,749,948
                                                                                             -------------      --------------
Property and equipment:
     Machinery and equipment ........................................................           70,013,564          68,272,493
     Leasehold improvements .........................................................           45,109,990          42,339,225
     Buildings ......................................................................           23,770,662          23,699,445
     Furniture and fixtures .........................................................           10,513,568           9,757,411
     Land ...........................................................................            8,798,320           8,798,320
     Construction in progress .......................................................            2,885,591           2,215,527
                                                                                             -------------      --------------
                                                                                               161,091,695         155,082,421
     Less--Accumulated depreciation and amortization ................................           80,130,037          72,713,841
                                                                                             -------------      --------------
                                                                                                80,961,658          82,368,580
                                                                                             -------------      --------------
Deferred financing costs, net .......................................................            9,122,027          10,107,345
Other assets ........................................................................            7,174,190           7,997,366
                                                                                             -------------      --------------
                                                                                             $ 218,211,675      $  222,223,239
                                                                                             =============      ==============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable ...............................................................        $   6,588,181      $    8,961,470
     Accrued expenses ...............................................................           14,916,760          15,669,641
     Dividends payable ..............................................................           13,024,241          10,302,516
     Current portion of long-term debt ..............................................            6,674,327           9,005,724
     Accrued interest expense .......................................................            4,699,955           4,864,191
     Income taxes payable ...........................................................            6,088,422           1,921,035
                                                                                             -------------      --------------
         Total current liabilities ..................................................           51,991,886          50,724,577
Long-term debt, net of current portion ..............................................          228,023,671         243,290,691
                                                                                             -------------      --------------
         Total liabilities ..........................................................          280,015,557         294,015,268
                                                                                             -------------      --------------
Mandatorily redeemable preferred stock, $100 stated value:  Authorized--2,000,000
        shares, issued and outstanding--250,000 shares ..............................           25,000,000          25,000,000
                                                                                             -------------      --------------
Redeemable common stock - par value $0.01, issued and outstanding--968,983
        shares ......................................................................           37,790,337          27,131,524
                                                                                             -------------      --------------

Stockholders' equity (deficit):
     Common stock, par value $0.01 per share: Authorized--10,000,000 shares, issued
        and outstanding--5,577,257 shares ...........................................               55,772              55,772
     Unrealized loss on securities ..................................................              (41,368)            (40,826)
     Unrealized gain (loss) on hedging transactions .................................              (44,169)            106,999
     Cumulative translation adjustment ..............................................             (456,864)           (150,371)
     Additional paid-in capital .....................................................          109,362,528         120,021,341
     Accumulated deficit ............................................................         (233,470,118)       (243,916,468)
                                                                                             -------------      --------------
         Total stockholders' deficit ................................................         (124,594,219)       (123,923,553)
                                                                                             -------------      --------------
                                                                                             $ 218,211,675      $  222,223,239
                                                                                             =============      ==============

                            See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                      Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                                 ------------------------------   --------------------------------
                                                                  April 28,         April 29,        April 28,          April 29,
                                                                    2002               2001            2002               2001
                                                                 -----------       ------------   --------------     -------------
                                                                          (unaudited)                         (unaudited)
Net sales .................................................      $92,278,686       $97,059,982     $180,243,908       $198,242,086
Cost of sales .............................................       39,216,608        40,526,593       77,788,258         85,127,420
                                                                 -----------       -----------     ------------       ------------
Gross profit ..............................................       53,062,078        56,533,389      102,455,650        113,114,666
Selling, general and administrative expenses ..............       35,219,549        36,397,647       69,005,111         69,139,615
                                                                 -----------       -----------     ------------       ------------
Operating income ..........................................       17,842,529        20,135,742       33,450,539         43,975,051
Interest expense ..........................................        5,334,025         7,680,230       11,048,531         15,447,371
Other income (expense) ....................................          (38,146)          200,859          126,612            797,892
                                                                 -----------       -----------     ------------       ------------
Income before income taxes ................................       12,470,358        12,656,371       22,528,620         29,325,572
Income taxes ..............................................        5,169,178         5,333,515        9,360,544         12,363,114
                                                                 -----------       -----------     ------------       ------------
Net income ................................................        7,301,180         7,322,856       13,168,076         16,962,458
Preferred stock dividends .................................        1,426,171         1,202,820        2,721,725          2,346,035
                                                                 -----------       -----------     ------------       ------------
Income allocated to common stockholders ...................      $ 5,875,009       $ 6,120,036     $ 10,446,351       $ 14,616,423
                                                                 ===========       ===========     ============       ============

Comprehensive income, net of tax:
Net income ................................................        7,301,180         7,322,856       13,168,076         16,962,458
  Foreign currency translation adjustments ................           (9,059)          (87,944)        (179,146)          (197,895)
  Unrealized loss on hedging transactions .................          (47,684)               --          (88,358)                --
  Unrealized loss on securities ...........................             (317)           (2,207)            (317)            (2,207)
                                                                 -----------       -----------     ------------       ------------
Comprehensive income ......................................      $ 7,244,120       $ 7,232,705     $ 12,900,255       $ 16,762,356
                                                                 ===========       ===========     ============       ============

Earnings per common share - basic .........................      $      0.90       $      0.93     $       1.60       $       2.23
 ..........................................................      ===========       ===========     ============       ============
Earnings per common share - diluted .......................      $      0.89       $      0.93     $       1.59       $       2.23
                                                                 ===========       ===========     ============       ============
Shares used in the calculation of earnings per common share-
  basic ...................................................        6,546,240         6,546,174        6,546,240          6,546,174
                                                                 ===========       ===========     ============       ============
Shares used in the calculation of earnings  per common share-
  diluted .................................................        6,606,240         6,602,610        6,570,436          6,546,174
                                                                 ===========       ===========     ============       ============

                            See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Twenty-Six Weeks Ended
                                                                                ----------------------------------------
                                                                                April 28, 2002            April 29, 2001
                                                                                --------------          ----------------
                                                                                               (unaudited)
Cash flows from operating activities:
   Net income .............................................................       $ 13,168,076              $ 16,962,458
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization ........................................          7,414,552                 7,245,822
     Amortization of discount on 12.5% notes due 2009 .....................             69,200                    69,969
     Amortization of deferred loan costs ..................................          1,039,318                 1,083,766
     (Gain) loss on disposal of property and equipment ....................             (6,450)                   15,795
     Partnership losses ...................................................            452,422                   137,807
     Decrease in accounts receivable ......................................          7,369,714                 4,196,707
     Decrease in inventories ..............................................          4,943,300                 1,270,817
     Increase in prepaid income tax .......................................                 --                  (904,959)
     Increase in other current assets .....................................            (76,300)                 (143,339)
     (Increase) decrease in other assets ..................................             90,896                  (590,354)
     Decrease in accounts payable .........................................         (2,373,289)               (6,877,501)
     Increase (decrease) in accrued expenses ..............................           (752,881)                3,998,768
     Decrease in accrued interest expense .................................           (164,236)                 (218,725)
     Increase (decrease) in income taxes payable ..........................          4,167,387                (4,558,120)
                                                                                  ------------              ------------
          Net cash provided by operating activities .......................         35,341,709                21,688,911
                                                                                  ------------              ------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment .........................              6,450                     4,500
     Purchase of property and equipment ...................................         (6,009,273)               (6,476,701)
     Sale of short-term investments .......................................                552                     6,993
     Capital contributions to partnership .................................                 --                (3,060,993)
     Capital distributions from partnership ...............................            227,500                    70,000
                                                                                  ------------              ------------
          Net cash used in investing activities ...........................         (5,774,771)               (9,456,201)
                                                                                  ------------              ------------
Cash flows from financing activities:
     Principal payments on long-term debt .................................        (17,667,617)              (12,728,505)
                                                                                  ------------              ------------
          Net cash used in financing activities ...........................        (17,667,617)              (12,728,505)
                                                                                  ------------              ------------
Effect of exchange rate changes ...........................................           (306,493)                 (342,128)
                                                                                  ------------              ------------
Change in value of hedging transactions ...................................           (151,168)                       --
                                                                                  ------------              ------------
Unrealized loss on securities .............................................               (542)                   (3,814)
                                                                                  ------------              ------------
Net increase (decrease) in cash and cash equivalents ......................         11,441,118                  (841,737)
                                                                                  ------------              ------------
Beginning balance, cash and cash equivalents ..............................         26,210,874                25,130,928
                                                                                  ------------              ------------
Ending balance, cash and cash equivalents .................................       $ 37,651,992              $ 24,289,191
                                                                                  ============              ============

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                       Twenty-Six Weeks Ended
                                                                             ----------------------------------------
                                                                             April 28, 2002            April 29, 2001
                                                                             --------------          ----------------
                                                                                            (unaudited)
Supplemental disclosures of cash flow information:
     Cash received for interest income .................................         $  293,390               $   473,139
                                                                             ==============          ================
      Cash paid for:
          Interest expense .............................................         $9,873,460               $14,014,140
                                                                             ==============          ================
          Income taxes .................................................         $5,388,830               $17,811,373
                                                                             ==============          ================
Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock .......         $2,721,725               $ 2,346,035
                                                                             ==============          ================



                             See accompanying notes.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation and Company Operations

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated ("SJKI") and its subsidiaries, including St. John Knits, Inc. ("St. John"), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. SJKI and its subsidiaries are collectively referred to herein as "the Company." It is suggested that the accompanying unaudited consolidated financial statements and notes thereto be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 28, 2001 as filed with the Securities and Exchange Commission on January 28, 2002.

     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 3, 2002.

     Company Operations

     The Company is a leading designer, manufacturer and marketer of women's clothing and accessories. The Company's products are distributed primarily through specialty retailers and Company owned retail boutiques and outlet stores in the United States and internationally. The Company also operates two home furnishing stores and one home furnishing outlet store under the name St. John Home. All intercompany and interdivisional transactions and accounts have been eliminated.

     Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were April 28, 2002 and April 29, 2001.

2.   Dividends

     SJKI has not paid any cash dividends to its common stockholders since the completion of the mergers in July 1999. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

3.   Earnings Per Common Share

     Basic earnings per common share is computed by dividing income allocated to common stockholders by the weighted average number of common shares outstanding, excluding the dilutive effect of common stock equivalents, including stock options. Preferred stock dividends are deducted from net income to arrive at income allocated to common stockholders. Diluted earnings per common share includes all dilutive items and is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

   The following is a reconciliation of the Company's net income and weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods:

                                                               Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                          ----------------------------- -----------------------------
                                                          April 28, 2002 April 29, 2001 April 28, 2002 April 29, 2001
                                                          -------------- -------------- -------------- --------------

Net income ............................................       $7,301,180     $7,322,856    $13,168,076    $16,962,458
Less:  preferred stock dividends ......................        1,426,171      1,202,820      2,721,725      2,346,035
                                                              ----------     ----------    -----------    -----------
Income allocated to common stockholders ...............       $5,875,009     $6,120,036    $10,446,351    $14,616,423
                                                              ==========     ==========    ===========    ===========
Weighted average shares outstanding ...................        6,546,240      6,546,174      6,546,240      6,546,174
Add:  dilutive effect of stock options ................           60,000         56,436         24,196             --
                                                              ----------     ----------    -----------    -----------
Shares used to calculate diluted earnings per share ...        6,606,240      6,602,610      6,570,436      6,546,174
                                                              ==========     ==========    ===========    ===========
Basic earnings per common share .......................       $     0.90     $     0.93    $      1.60    $      2.23
                                                              ==========     ==========    ===========    ===========
Diluted earnings per common share .....................       $     0.89     $     0.93    $      1.59    $      2.23
                                                              ==========     ==========    ===========    ===========

4. Inventories

    Inventories consist of the following:
                                                       April 28,     October 28,
                                                          2002          2001
                                                       -----------   -----------
                                                       (unaudited)
          Raw materials ...........................    $12,383,407   $13,011,735
          Work-in-process .........................      7,355,020     8,184,806
          Finished products .......................     27,815,970    31,301,156
                                                       -----------   -----------
                                                       $47,554,397   $52,497,697
                                                       ===========   ===========

5. Recent Accounting Pronouncements

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

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged,

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

and generally are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

   In April 2001, Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" was issued. EITF No. 00-25 governs the accounting for consideration from a vendor to a reseller of the vendor's products and was adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this EITF did not have a material impact on the Company's financial position or results of operations.

6. Segment Information

   The Company has two reportable business segments, wholesale and retail sales. For the second quarter and first six months of fiscal 2002, retail sales were generated through the Company's 26 St. John boutiques, 10 St. John outlet stores, three St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

     Segment information is summarized as follows for the periods indicated (in 000's):

                                         Wholesale Retail  Eliminations   Total
                                         --------- ------  ------------   -----

Second Quarter Fiscal 2002
     Net sales .........................  $ 71,623 $38,335  $ (17,679)  $ 92,279
     Segment operating income ..........  $ 13,740 $ 4,876  $    (773)  $ 17,843

Second Quarter Fiscal 2001
     Net sales .........................  $ 80,212 $33,343  $ (16,495)  $ 97,060
     Segment operating income ..........  $ 17,685 $ 2,993  $    (542)  $ 20,136

First Six Months Fiscal 2002
     Net sales .........................  $144,691 $75,281  $ (39,728)  $180,244
     Segment operating income ..........  $ 29,602 $ 6,235  $  (2,386)  $ 33,451

First Six Months Fiscal 2001
     Net sales .........................  $163,812 $66,213  $ (31,783)  $198,242
     Segment operating income ..........  $ 40,095 $ 4,505  $    (625)  $ 43,975

7. Subsequent Event

   On May 17, 2002, Vestar and the Gray family entered into an agreement to sell their interest in the Company's mandatorily redeemable preferred stock to a third party. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. The Company has notified the new holder of its intent to cause such exchange effective July 2, 2002, which will result in the issuance of approximately $38.0 million in subordinated notes. The Company will have the option to call the notes at par after six months and before 18 months from the transaction date. After 18 months, the Company's call option will expire and the securities will be non-callable until July

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

7, 2004. At that date, the securities will have a call premium starting at 7.625% and decreasing ratably to zero at maturity on July 7, 2009.

8. Supplemental Condensed Consolidated Financial Information

   The Company's payment obligations under its senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of April 28, 2002 and October 28, 2001, and for the 13 and 26 weeks ended April 28, 2002 and April 29, 2001.

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 28, 2002
                                   (UNAUDITED)

(Amounts in thousands)                                      PARENT   GUARANTOR    NON-GUARANTOR
                                                           COMPANY  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          -----------------------------------------------------------------

ASSETS

Current assets:
Cash, cash equivalents and investments                    $  37,159    $      4       $    499     $       -     $  37,662
Accounts receivable, net                                     17,036         119            988                      18,143
Inventories   (1)                                            44,604         661          2,289                      47,554
Deferred income tax benefit                                  13,816                                                 13,816
Other                                                         3,575          56            148                       3,779
Intercompany accounts receivable                              2,539                                   (2,539)            -
                                                          ----------------------------------------------------------------
Total current assets                                        118,729         840          3,924        (2,539)      120,954

Property and equipment, net                                  74,505       1,124          5,333                      80,962
Investment in subsidiaries                                   (4,348)                                   4,348             -
Receivable from consolidated subsidiaries                    14,452                                  (14,452)            -
Deferred financing costs                                      9,122                                                  9,122
Other assets                                                  6,489          25            660                       7,174
                                                          ----------------------------------------------------------------
     Total assets                                         $ 218,949    $  1,989       $  9,917     $ (12,643)    $ 218,212
                                                          ================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                          $   6,236    $      -       $    352     $       -     $   6,588
Accrued expenses                                             14,697         132             88                      14,917
Current portion of long-term debt                             6,674                                                  6,674
Accrued interest expense                                      4,700                                                  4,700
Dividends payable                                            13,024                                                 13,024
Intercompany accounts payable                                                            2,539        (2,539)            -
Income taxes payable                                          6,357                       (268)                      6,089
                                                          ----------------------------------------------------------------
Total current liabilities                                    51,688         132          2,711        (2,539)       51,992

Intercompany payable                                                      9,595          4,857       (14,452)            -
Long-term debt, net of current portion                      228,024                                                228,024
                                                          ----------------------------------------------------------------
Total liabilities                                           279,712       9,727          7,568       (16,991)      280,016
                                                          ----------------------------------------------------------------
Mandatorily redeemable preferred stock                       25,000                                                 25,000
                                                          ----------------------------------------------------------------
Redeemable common stock                                      37,790                                                 37,790
                                                          ----------------------------------------------------------------
Total stockholders' equity (deficit)                       (123,553)     (7,738)         2,349         4,348      (124,594)
                                                          ----------------------------------------------------------------
     Total liabilities and stockholders' equity (deficit) $ 218,949    $  1,989       $  9,917     $ (12,643)    $ 218,212
                                                          ================================================================

(1) Inventories are shown at cost for all entities

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 28, 2001

                                                           PARENT       GUARANTOR     NON-GUARANTOR
(Amounts in thousands)                                    COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                                        ===========================================================================
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

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THIRTEEN WEEKS ENDED APRIL 28, 2002
                                   (UNAUDITED)

                                             PARENT      GUARANTOR      NON-GUARANTOR
                                             COMPANY  SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                             -------------------------------------------------------------------
(Amounts in thousands)
Net sales                                     $ 88,846    $ 1,359       $ 2,074           $   -       $ 92,279
Cost of sales                                   37,316        767         1,134                         39,217
                                             -------------------------------------------------------------------

Gross profit                                    51,530        592           940               -         53,062
Selling, general and administrative expenses    32,757      1,138         1,325                         35,220
                                             -------------------------------------------------------------------

Operating income (loss)                         18,773       (546)         (385)              -         17,842
Interest expense                                 5,334                                                   5,334
Other expense                                      (26)                     (12)                           (38)
                                             -------------------------------------------------------------------

Income (loss) before income taxes               13,413       (546)         (397)              -         12,470
Income taxes                                     5,652       (229)         (254)                         5,169
                                             -------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                      7,761       (317)         (143)              -          7,301
Equity in loss of consolidated subsidiaries       (460)                                     460              -
                                             -------------------------------------------------------------------
Net income (loss)                             $  7,301    $  (317)      $  (143)          $ 460       $  7,301
                                             ===================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       THIRTEEN WEEKS ENDED APRIL 29, 2001
                                   (UNAUDITED)

                                               PARENT     GUARANTOR     NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                               ------------------------------------------------------------------
(Amounts in thousands)
Net sales                                       $ 93,322   $ 1,701       $ 2,037          $   -       $ 97,060
Cost of sales                                     38,590     1,061           876                        40,527
                                               ------------------------------------------------------------------
Gross profit                                      54,732       640         1,161              -         56,533

Selling, general and administrative expenses      34,243     1,131         1,023                        36,397
                                               ------------------------------------------------------------------

Operating income (loss)                           20,489      (491)          138              -         20,136

Interest expense                                   7,680                                                 7,680
Other income                                         182         2            17                           201
                                               ------------------------------------------------------------------

Income (loss) before income taxes                 12,991      (489)          155              -         12,657
Income taxes                                       5,476      (206)           64                         5,334
                                               ------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                        7,515      (283)           91              -          7,323
Equity in loss of consolidated subsidiaries         (191)                                   191              -
                                               ------------------------------------------------------------------
Net income (loss)                               $  7,324   $  (283)      $    91          $ 191       $  7,323
                                               ==================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      TWENTY-SIX WEEKS ENDED APRIL 28, 2002
                                   (UNAUDITED)

                                             PARENT     GUARANTOR     NON-GUARANTOR
                                             COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             -------------------------------------------------------------------
(Amounts in thousands)
Net sales                                     $ 172,612    $ 3,405      $ 4,227           $   -      $ 180,244
Cost of sales                                    73,541      2,021        2,226                         77,788
                                             ------------------------------------------------------------------
Gross profit                                     99,071      1,384        2,001               -        102,456

Selling, general and administrative expenses     64,349      2,256        2,400                         69,005
                                             ------------------------------------------------------------------
Operating income (loss)                          34,722       (872)        (399)              -         33,451
Interest expense                                 11,049                                                 11,049
Other income                                        108                      19                            127
                                             ------------------------------------------------------------------
Income (loss) before income taxes                23,781       (872)        (380)              -         22,529
Income taxes                                     10,022       (366)        (295)                         9,361
                                             ------------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                      13,759       (506)         (85)              -         13,168
Equity in loss of consolidated subsidiaries        (591)                                    591              -
                                             ------------------------------------------------------------------
Net income (loss)                             $  13,168    $  (506)     $   (85)          $ 591      $  13,168
                                             ===================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      TWENTY-SIX WEEKS ENDED APRIL 29, 2001
                                   (UNAUDITED)

                                              PARENT     GUARANTOR    NON-GUARANTOR
                                              COMPANY    SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                              -----------------------------------------------------------------
(Amounts in thousands)
Net sales                                     $ 190,510      $ 3,478   $ 4,254          $   -      $ 198,242
Cost of sales                                    81,078        2,247     1,802                        85,127
                                              -----------------------------------------------------------------

Gross profit                                    109,432        1,231     2,452              -        113,115
Selling, general and administrative expenses     64,827        2,242     2,071                        69,140
                                              -----------------------------------------------------------------

Operating income (loss)                          44,605       (1,011)      381              -         43,975
Interest expense                                 15,447                                               15,447
Other income                                        776            5        17                           798
                                              -----------------------------------------------------------------

Income (loss) before income taxes                29,934       (1,006)      398              -         29,326
Income taxes                                     12,617         (424)      170                        12,363
                                              -----------------------------------------------------------------
Income (loss) before equity in loss of
  consolidated subsidiaries                      17,317         (582)      228              -         16,963
Equity in loss of consolidated subsidiaries        (354)                                  354              -
                                              -----------------------------------------------------------------
Net income (loss)                             $  16,963      $  (582)  $   228          $ 354      $  16,963
                                              =================================================================

                   ST. JOHN KNITS INTERNATIONAL, INCORPORATED
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      TWENTY-SIX WEEKS ENDED APRIL 28, 2002
                                   (UNAUDITED)

                                                                 PARENT    GUARANTOR     NON-GUARANTOR
                                                                 COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                -----------------------------------------------------------------
(Amounts in thousands)

OPERATING ACTIVITIES:

Net income (loss)                                               $   13,168     $ (506)      $ (85)      $     591    $    13,168
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                   7,008        100         307                          7,415
     Amortization of discount on 12.5% notes due 2009                   69                                                    69
     Amortization of deferred loan costs                             1,039                                                 1,039
     Gain on disposal of property and equipment                         (6)                                                   (6)
     Partnership losses                                                452                                                   452
     Equity in loss of consolidated subsidiaries                       591                                   (591)             -
Cash provided by changes in operating assets and liabilities:
     Accounts receivable                                             7,425        (28)        (27)                         7,370
     Intercompany receivables (net)                                   (341)      (559)        900                              -
     Inventories                                                     4,337        954        (348)                         4,943
     Other current assets                                             (111)        34           1                            (76)
     Other assets                                                       31         35          25                             91
     Accounts payable                                               (2,373)                                               (2,373)
     Accrued expenses                                                 (776)       (26)         49                           (753)
     Accrued interest expense                                         (164)                                                 (164)
     Income taxes payable                                            4,420                   (253)                         4,167
                                                                -----------------------------------------------------------------
          Net cash provided by operating activities                 34,769          4         569               -         35,342
                                                                -----------------------------------------------------------------
INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                        6                                                     6
     Purchases of property and equipment                            (5,870)        (4)       (135)                        (6,009)
     Sale of short-term investments                                      1                                                     1
     Capital distributions from partnership                            227                                                   227
                                                                -----------------------------------------------------------------
          Net cash used in investing activities                     (5,636)        (4)       (135)              -         (5,775)
                                                                -----------------------------------------------------------------
FINANCING ACTIVITIES:

     Principal payments of long-term debt                          (17,660)                    (8)                       (17,668)
                                                                -----------------------------------------------------------------
          Net cash used in financing activities                    (17,660)         -          (8)              -        (17,668)
                                                                -----------------------------------------------------------------

Effect of exchange rate changes                                       (162)                  (144)                          (306)
                                                                -----------------------------------------------------------------
Unrealized loss on securities                                           (1)                                                   (1)
                                                                -----------------------------------------------------------------
Change in value of hedging transactions                               (151)                                                 (151)
                                                                -----------------------------------------------------------------
Net increase in cash and cash equivalents                           11,159          -         282               -         11,441
Beginning balance, cash and cash equivalents                        25,990          4         217                         26,211
                                                                -----------------------------------------------------------------
Ending balance, cash and cash equivalents                       $   37,149     $    4       $ 499       $       -    $    37,652
                                                                =================================================================
Supplemental disclosures of cash flow information:
     Cash received for interest income                          $      293     $    -       $   -       $       -    $       293
                                                                =================================================================
     Cash paid for:
          Interest expense                                      $    9,873     $    -       $   -       $       -    $     9,873
                                                                =================================================================

          Income taxes                                          $    5,389     $    -       $   -       $       -    $     5,389
                                                                =================================================================
Supplemental disclosure of noncash financing activity:
  Dividends accrued on mandatorily redeemable preferred stock   $    2,722     $    -       $   -       $       -    $     2,722
                                                                =================================================================

                 ST. JOHN KNITS INTERNATIONAL, INCORPORATED
        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   TWENTY-SIX WEEKS ENDED APRIL 29, 2001
                                (UNAUDITED)

                                                                       PARENT    GUARANTOR  NON-GUARANTOR
                                                                      COMPANY  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                     --------------------------------------------------------------

(Amounts in thousands)

OPERATING ACTIVITIES:

Net income (loss)                                                     $ 16,963    $ (582)    $   228        $ 354        $ 16,963
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                       7,074        64         108                        7,246
     Amortization of discount on 12.5% notes due 2009                       70                                                 70
     Amortization of deferred loan costs                                 1,084                                              1,084
     Loss on disposal of property and equipment                             16                                                 16
     Partnership losses                                                    138                                                138
     Equity in loss of consolidated subsidiaries                           354                               (354)              -
Cash provided by changes in operating assets
     and liabilities:
     Accounts receivable                                                 3,923        47         227                        4,197
     Intercompany receivables (net)                                     (2,144)      998       1,146                            -
     Prepaid income tax                                                   (905)                                              (905)
     Inventories                                                         1,059       257         (45)                       1,271
     Other current assets                                                  (79)      (66)          1                         (144)
     Other assets                                                         (775)        6         178                         (591)
     Accounts payable                                                   (6,878)                                            (6,878)
     Accrued expenses                                                    3,981        19          (1)                       3,999
     Accrued interest expense                                             (219)                                              (219)
     Income taxes payable                                               (4,014)     (424)       (120)                      (4,558)
                                                                     -------------------------------------------------------------
          Net cash provided by operating activities                     19,648       319       1,722            -          21,689
                                                                     -------------------------------------------------------------

INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                            5                                                  5
     Purchases of property and equipment                                (5,254)     (149)     (1,074)                      (6,477)
     Sale of short-term investments                                          7                                                  7
     Capital contributions to partnership                               (3,061)                                            (3,061)
     Capital distributions from partnership                                 70                                                 70
                                                                     -------------------------------------------------------------
          Net cash used in investing activities                         (8,233)     (149)     (1,074)           -          (9,456)
                                                                     -------------------------------------------------------------

FINANCING ACTIVITIES:

     Principal payments of long-term debt                              (12,555)                 (174)                     (12,729)
                                                                     -------------------------------------------------------------
          Net cash used in financing activities                        (12,555)        -        (174)           -         (12,729)
                                                                     -------------------------------------------------------------

Effect of exchange rate changes                                            (13)                 (329)                        (342)
                                                                     -------------------------------------------------------------
Unrealized loss on securities                                               (4)                                                (4)
                                                                     -------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (1,157)      170         145            -            (842)
Beginning balance, cash and cash equivalents                            24,729       100         302                       25,131
                                                                     -------------------------------------------------------------
Ending balance, cash and cash equivalents                             $ 23,572    $  270     $   447        $   -        $ 24,289
                                                                     =============================================================


Supplemental disclosures of cash flow information:
     Cash received for interest income                                $    473    $    -     $     -        $   -        $    473
                                                                     =============================================================
     Cash paid for:
          Interest expense                                            $ 14,013    $    -     $     1        $   -        $ 14,014
                                                                     =============================================================
          Income taxes                                                $ 17,811    $    -     $     -        $   -        $ 17,811
                                                                     =============================================================

Supplemental disclosure of noncash financing activity:
     Dividends accrued on mandatorily redeemable preferred stock      $  2,346    $    -     $     -        $   -        $  2,346
                                                                     =============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       The following table is derived from the Company's Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

                                                   Percent of Net Sales   Percent of Net Sales
                                                   Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                                    ("Second Quarter")       ("Six Months")
                                                   --------------------  ----------------------
                                                   April 28,  April 29,  April 28,   April 29,
                                                     2002       2001       2002        2001
                                                   ---------  ---------  ---------  -----------
Net sales ......................................       100.0%     100.0%     100.0%      100.0%
Cost of sales ..................................        42.5       41.8       43.2        42.9
                                                   ---------  ---------  ---------  ----------
Gross profit ...................................        57.5       58.2       56.8        57.1
Selling, general and administrative expenses ...        38.2       37.5       38.3        34.9
                                                   ---------  ---------  ---------  ----------
Operating income ...............................        19.3       20.7       18.5        22.2
Interest expense ...............................         5.8        7.9        6.1         7.8
Other income ...................................          --        0.2        0.1         0.4
                                                   ---------  ---------  ---------  ----------
Income before income taxes .....................        13.5       13.0       12.5        14.8
Income taxes ...................................         5.6        5.5        5.2         6.2
                                                   ---------  ---------  ---------  ----------
Net income .....................................         7.9%       7.5%       7.3%        8.6%
                                                   =========  =========  =========  ==========

Certain Critical Accounting Policies

      The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates.

      The Company believes that the following accounting policies are among the most critical because they involve significant judgements and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Inventories

      Inventories are stated at the lower of the cost to purchase and/or manufacture the inventory or the current estimated market value (lower of cost or market). The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand and production requirements. Any significant adverse change in the anticipated demand for the Company's products could cause the Company to revise its estimate of excess and obsolete inventory.

Wholesale Markdowns

      The Company has agreements with its major wholesale customers to reimburse them for markdowns which exceed an agreed upon level. The Company records an estimate of its liability under these agreements at the time of sale, based upon historical experience. These estimates are based in part on projected sales and markdowns for these customers into the future. While historical experience has been within management's expectations, any significant variation from the projected sales or markdowns could cause the Company to change its estimates.

Accounts Receivable

      The Company performs ongoing credit evaluations of its wholesale customers and adjusts credit limits based upon payment history and the customer's current financial status. The Company continuously monitors its customer payments and maintains a provision for estimated credit losses based upon the Company's historical experience and any specific customer collection issues that have been identified. The Company's accounts receivable are concentrated in the apparel industry, primarily with its three major customers. The risk of collection is concentrated within this industry and with these specific customers. As a result of this concentration, a change in the credit worthiness of the companies within the apparel industry could cause the Company to revise its estimate of credit losses.

Insurance Program

      Beginning on January 1, 2002, the Company became partially self-insured for its workers' compensation insurance coverage. Under this insurance program the Company is liable for a deductible of $500,000 for each individual claim. The Company records a liability for the estimated cost of claims both reported and incurred but not reported. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as the actual experience dictates.

Results of Operations

Second Quarter Fiscal 2002 Compared to Second Quarter Fiscal 2001

      Net sales for the second quarter of fiscal 2002 decreased by $4.8 million, or 4.9% as compared to the second quarter of fiscal 2001. This decrease was principally attributable to a decrease in sales to domestic wholesale customers of approximately $10.1 million, due in part to their reduced inventory levels from the same period of the prior year. This decrease was partially offset by an increase in sales by Company-owned retail stores of approximately $5.0 million, due in part to the addition of three retail boutiques since the beginning of the second quarter of fiscal 2001. Sales for Company owned retail boutiques open at least one year increased 9.9% over the second quarter of fiscal 2001.

      Gross profit for the second quarter of fiscal 2002 decreased by $3.5 million, or 6.1% as compared with the second quarter of fiscal 2001, and decreased as a percentage of net sales to 57.5% from 58.2%. This decrease in the gross profit margin was primarily the result of a decrease in the gross profit margin for the Knit product line, due to a reduction in the number of units being manufactured and sold without a corresponding decrease in the production costs. The decrease was partially offset by an increase in sales by Company owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

      Selling, general and administrative expenses for the second quarter of fiscal 2002 decreased by $1.2 million, or 3.2% as compared to the second quarter of fiscal 2001, and increased as a percentage of net sales to 38.2% from 37.5%. Selling, general and administrative expenses decreased during the period, primarily due to a decrease in advertising and promotion expenses of approximately $0.9 million, combined with a decrease in severance expenses of approximately $1.7 million, due to non-recurring expenses which were recorded during the second quarter of fiscal 2001. These decreases were partially offset by an increase in selling, general and administrative expenses associated with the retail division of approximately $1.1 million, resulting from the expansion of the Company's retail operations. Selling, general and administrative expenses increased as a percentage of net sales primarily due to the decrease in sales without a corresponding decrease in expenses due to the Company's decision to maintain its infrastructure to allow for a quick response to an increase in demand.

      Operating income for the second quarter of fiscal 2002 decreased by $2.3 million, or 11.4% as compared to the second quarter of fiscal 2001. Operating income as percentage of net sales decreased to 19.3% from 20.7% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

      Interest expense for the second quarter of fiscal 2002 decreased by $2.3 million, or 30.5% from the second quarter of fiscal 2001. This decrease was primarily due a reduction in interest rates between the periods and a reduction in the debt balance since the end of the first quarter of fiscal 2001.

First Six Months Fiscal 2002 Compared to First Six Months Fiscal 2001

      Net sales for the first six months of fiscal 2002 decreased by $18.0 million, or 9.1% as compared to the first six months of fiscal 2001. This decrease was principally attributable to a decrease in sales to domestic wholesale customers of approximately $25.2 million, due in part to their reduced inventory levels from the same period of the prior year, combined with an increase in markdowns related to the Company's wholesale sales of $1.5 million. This decrease was partially offset by an increase in sales by Company-owned retail stores of approximately $9.1 million, due in part to the addition of four retail boutiques since the beginning of fiscal 2001. Sales for Company owned retail boutiques open at least one year increased 8.5% over the first six months of fiscal 2001.

      Gross profit for the first six months of fiscal 2002 decreased by $10.7 million, or 9.4% as compared with the first six months of fiscal 2001, and decreased slightly as a percentage of net sales to 56.8% from 57.1%. This decrease in the gross profit margin was primarily the result of a decrease in the gross profit margin for the Knit product line, due to a reduction in the number of units being manufactured and sold without a corresponding decrease in the production costs. The decrease was partially offset by an increase in sales by Company owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

      Selling, general and administrative expenses for the first six months of fiscal 2002 remained constant with the expenses reported for the first six months of fiscal 2001, and increased as a percentage of net sales to 38.3% from 34.9%. Selling, general and administrative expenses decreased during the period, primarily due to a decrease in advertising and promotion expenses of approximately $1.6 million, combined with a decrease in severance expenses of approximately $1.7 million, due to non-recurring expenses which were recorded during the second quarter of fiscal 2001. These decreases were offset by an increase in selling, general and administrative expenses associated with the retail division of approximately $2.9 million, resulting from the expansion of the Company's retail operations and increases in various other expense categories. Selling, general and administrative expenses increased as a percentage of net sales primarily due to a decrease in net sales without a corresponding decrease in the selling, general and administrative expenses due to the Company's decision to maintain its infrastructure to allow for a quick response to an increase in demand.

      Operating income for the first six months of fiscal 2002 decreased by $10.5 million, or 23.9% as compared to the first six months of fiscal 2001. Operating income as percentage of net sales decreased to 18.5% from 22.2% during the same period. This decrease in operating income as a percentage of net sales was primarily due to an increase in selling, general and administrative expenses as a percentage of net sales.

      Interest expense for the first six months of fiscal 2002 decreased by $4.4 million, or 28.5% from the first six months of fiscal 2001. This decrease was primarily due a reduction in interest rates between the periods and a reduction in the debt balance since the end of fiscal 2001.

Liquidity and Capital Resources

      The Company's primary cash requirements are to fund payments required to service the Company's debt, to fund the Company's working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 2002, cash provided by operating activities was $35.3 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and inventories and an increase in income taxes payable while cash used in operating activities was primarily used to fund a decrease in accounts payable. Cash used in investing activities was $5.8 million during the first six months of fiscal 2002. The principal use of cash in investing activities was for the construction of leasehold improvements for scheduled new boutiques and upgrades to the Company's computer systems. Cash used in financing activities was $17.7 million during the first six months of fiscal 2002, including prepayments made on the Company's senior secured debt of $15.0 million. These prepayments included a $6.8 million payment that was required under the terms of the credit agreement based on the calculation of the Company's excess cash flow.

       As of April 28, 2002, the Company had approximately $69.0 million in working capital and $37.7 million in cash and marketable securities. The Company's principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank ("Revolving Commitment") which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company's choice of the bank's borrowing rate plus 1.0% (4.75% at April 28, 2002) or a Eurodollar rate plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of April 28, 2002, the Company was in compliance with all covenants and no amounts were outstanding under the Revolving Commitment. The Company currently has $6.0 million of letters of credit outstanding which reduces the amount available under the Revolving Commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

       Total debt outstanding decreased $17.6 million to $234.7 million during the six months ended April 28, 2002. The Company's outstanding debt is comprised of bank borrowings of $135.7 million and senior subordinated notes of $99.0 million.

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

       The table below details the Company's obligations and commitments under contracts and lease agreements in effect as of April 28, 2002:

                                           Fiscal Years
                              ----------------------------------------
                              2002 (A)    2003    2004   2005    2006  Thereafter   Total
                              --------    ----    ----   ----    ----  ----------   -----
                                       (Amounts in thousands)
Fixed rate subordinated notes $     -- $    -- $    -- $    --  $   -- $  100,000 $100,000
Variable rate debt               4,676   9,751  17,957  19,914  34,113     49,268  135,679
Operating leases                 9,131  18,891  19,906  19,421  18,590     92,136  178,075
                              -------- ------- ------- ------- ------- ---------- --------
  Total obligations           $ 13,807 $28,642 $37,863 $39,335 $52,703 $  241,404 $413,754
                              ======== ======= ======= ======= ======= ========== ========

       (A) The amounts shown in this column reflect the amounts to be paid during the remainder of the fiscal year.

       In addition to payments under the above contractual obligations, the Company anticipates purchasing property and equipment of approximately $12.5 million during the remainder of fiscal 2002. The estimated $12.5 million will be used principally for (i) the construction of leasehold improvements for three new retail boutiques located in San Jose, California, Orlando, Florida and Short Hills, New Jersey, (ii) the purchase of electronic knitting machines, (iii) the construction of leasehold improvements for a relocated boutique in Atlanta, Georgia and (iv) upgrades to the Company's computer systems.

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

       The Company may repurchase, from time to time, a portion of its 12.5% Senior Subordinated Notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the Company may be required to repurchase a portion of the common stock beneficially owned by the Gray family. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes.

       SJKI has not paid any cash dividends since the completion of the mergers in July 1999. SJKI's ability to pay dividends is restricted by the terms of its senior secured credit facilities and senior subordinated note indenture. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

       The Company's EBITDA (EBITDA generally represents net income excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income) as defined in its credit agreement for its senior secured credit facilities was approximately $41.0 million and $51.6 million for the first six months of fiscal 2002 and 2001, respectively, and $21.6 and $23.8 million for the second quarter of fiscal 2002 and 2001, respectively. EBITDA is not a defined term under Generally Accepted Accounting Principles ("GAAP") and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

Credit Facilities

       In order to finance a portion of the cash consideration paid pursuant to the mergers, the Company entered into a credit agreement with a group of financial institutions, which provides for an aggregate principal amount of loans totaling $215 million. The credit agreement consists of three facilities:
(i) tranche A facility totaling $75 million, (ii) tranche B facility totaling $115 million and (iii) the revolving credit facility totaling $25 million which matures July 31, 2005.

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

Senior Subordinated Notes

       In addition to the credit facilities described above, the Company sold $100 million of senior subordinated notes (the "notes") to help finance the mergers. The notes are unsecured and mature on July 1, 2009. The notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on the notes is payable semiannually to the holders of record. The notes are subject to redemption by the Company on or after July 1, 2004 at a premium starting at 6.25% and decreasing to zero at July 1, 2008. In addition, on or before July 1, 2002, the Company may redeem up to 35% of the outstanding notes with the net cash proceeds of certain equity offerings at a premium of 12.5%. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default.

Redeemable Common Stock

       In connection with the mergers, SJKI has entered into a stockholders' agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without "cause" or resigns for "good reason," as these terms are defined in their employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the notes.

Mandatorily Redeemable Preferred Stock

       In order to finance a portion of the cash consideration paid in the mergers, SJKI issued 250,000 shares of 15.25% Mandatorily Redeemable Preferred Stock due 2010 (the "preferred stock") to Vestar/SJK Investors LLC. The liquidation preference of the preferred stock is $100 per share. The preferred stock ranks junior in right of payment to all liabilities and obligations (whether or not for borrowed money) of SJKI (other than common stock of SJKI and any preferred stock of SJKI which by its terms is on parity with or junior to the preferred stock). Holders of the preferred stock are entitled to receive, when, and if declared by the Board of Directors of SJKI, out of funds legally available therefor, dividends on the preferred stock, at an annual rate equal to 15.25%, provided that if dividends are not paid on a dividend payment date, dividends will continue to accrue on unpaid dividends. Dividends on the preferred stock may only be paid in cash if permitted under the terms of the Company's senior secured credit facilities, indenture and other contractual arrangements. Dividends accrue from the date of issuance and are payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2000. If permitted under the terms of the Company's senior secured credit facilities, the indenture and other contractual arrangements, the preferred stock may be redeemed at any time, in whole or in part, at the option of SJKI at specified redemption prices. On July 1, 2010, SJKI is required to redeem (subject to contractual and other restrictions with respect thereto and to the legal availability of funds therefor) all outstanding shares of preferred stock at a price equal to the liquidation value thereof plus all accumulated dividends to the date of redemption. SJKI may, at its option, exchange all, but not less than all, of the shares of the then outstanding preferred stock for debentures of SJKI in a principal amount equal to the liquidation value of the preferred stock plus accumulated dividends. The exchange debentures will bear interest at 15.25% per year, have a final stated maturity of July 1, 2010, have optional redemption provisions comparable to the preferred stock and will have customary covenants and events of default. SJKI may not cause the exchange of the preferred stock for debentures unless permitted under the terms of the Company's senior secured credit facilities, the indenture and other contractual arrangements.

       On May 17, 2002, Vestar and the Gray family entered into an agreement to sell their interest in the Company's mandatorily redeemable preferred stock to a third party. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. The Company has notified the new holder of its intent to cause such exchange effective July 2, 2002, which will result in the issuance of approximately $38.0 million in subordinated notes. The Company will have the option to call the notes at par after six months and before 18 months from the transaction date. After 18 months, the Company's call option will expire and the securities will be non-callable until July 7, 2004. At that date, the securities will have a call premium starting at 7.625% and decreasing ratably to zero at maturity on July 7, 2009.

Inflation

       The Company does not believe that inflation had a material impact on the sales reported for the second quarter or first six months of fiscal 2002.

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

       The primary business objective of this hedging program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the Company prices its products. The Company's primary exposure to foreign currency exchange rate fluctuation is on the Euro and the yen. At April 28, 2002, the Company had contracts maturing through October 31, 2002 to sell 2.4 million Euros at a rate of 0.88 U.S. dollars to the Euro and contracts maturing through January 31, 2003 to sell 234 million yen at rates ranging from 128 to 129 yen to the U.S. dollar.

       The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Italy. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into foreign exchange contracts. At April 28, 2002, the Company had contracts maturing through May 31, 2002 to purchase 248,000 Euros at a rate of 0.85 U.S. dollars to the Euro. The outstanding forward contracts had a negative fair value of approximately $44,000 at April 28, 2002, which was recorded as a component of stockholders' equity.

       The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company also holds fixed rate subordinated notes. The Company has entered into an interest rate collar agreement with a major financial institution to limit its exposure on $35 million of the variable rate debt. The agreement became effective on October 4, 1999 and will expire on July 7, 2002. The agreement sets a maximum rate for LIBOR contracts at 8.5%. The agreement also sets a minimum rate of 5.37%. During fiscal 2001, LIBOR decreased below the floor rate and the Company began making payments under the agreement. Since LIBOR rates are currently less than the floor rate, $35 million of the Company's variable rate debt has effectively been converted to fixed rate debt. The interest rate collar agreement had a negative fair value of approximately $303,000 at April 28, 2002, which is included in accrued liabilities.

       For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.4 million.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      On May 17, 2002 the holders of the Company's mandatorily redeemable preferred stock, pursuant to an action by written consent, unanimously approved the Certificate of Amendment of Certificate of Designations and the Modification Agreement amending the terms of such preferred stock.

Item 5. Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

     3.1  Certificate of Amendment of Certificate of Designations

     4.1  Modification Agreement

  (b) Reports on Form 8-K.

      On May 23, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 a change in the Company's independent public accountants.

     SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 2002                     ST. JOHN KNITS INTERNATIONAL, INCORPORATED


                                       By:            /s/Bob Gray
                                           -----------------------------------
                                                        Bob Gray
                                                  Chairman of the Board

                                       By:        /s/Roger G. Ruppert
                                           -----------------------------------
                                                    Roger G. Ruppert
                                             Senior Vice President - Finance,
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                                                             Numbered Page
                           Description of Exhibit

 3.1     Certificate of Amendment of Certificate of Designations
 4.1     Modification Agreement