Form 10-Q
period 2002-07-28
ST JOHN KNITS INTERNATIONAL INC
filed 2002-09-11
CIK 1080280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to  _________

Commission File Number 333-73107

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2061057 (I.R.S. Employer Identification Number)
17622 Armstrong Avenue, Irvine, California (Address of Principal Executive Offices)	92614 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 863-1171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

The number of outstanding shares of registrant’s Common Stock, par value $0.01 per share, was 6,546,240 shares as of September 9, 2002.

PART I.  FINANCIAL INFORMATION

Item	1. Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited)

A S S E T S	July 28, 2002	October 28, 2001
Current assets:
Cash and cash equivalents	$32,468,372	$26,210,874
Investments	9,493	10,045
Accounts receivable, net	24,668,884	25,512,903
Inventories	49,745,037	52,497,697
Deferred income tax benefit	13,815,985	13,815,985
Other	3,989,512	3,702,444

Total current assets	124,697,283	121,749,948

Property and equipment:
Machinery and equipment	68,727,001	68,272,493
Leasehold improvements	46,126,339	42,339,225
Buildings	23,770,662	23,699,445
Furniture and fixtures	11,352,089	9,757,411
Land	8,798,320	8,798,320
Construction in progress	1,858,378	2,215,527

	160,632,789	155,082,421
Less—Accumulated depreciation and amortization	80,679,438	72,713,841

	79,953,351	82,368,580

Deferred financing costs, net	8,609,132	10,107,345
Other assets	8,200,704	7,997,366

	$221,460,470	$222,223,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,528,847	$8,961,470
Accrued expenses	17,164,730	15,669,641
Dividends payable	—	10,302,516
Current portion of long-term debt	9,308,426	9,005,724
Accrued interest expense	1,979,789	4,864,191
Income taxes payable	5,150,352	1,921,035

Total current liabilities	40,132,144	50,724,577
Long-term debt, net of current portion	262,840,180	243,290,691

Total liabilities	302,972,324	294,015,268

Mandatorily redeemable preferred stock, $100 stated value: Authorized—2,000,000 shares, issued and outstanding—none and 250,000 shares, respectively	—	25,000,000

Redeemable common stock—par value $0.01, issued and outstanding—968,983 shares	31,007,456	27,131,524

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share: Authorized—10,000,000 shares, issued and outstanding—5,577,257 shares	55,772	55,772
Unrealized loss on securities	(41,368)	(40,826)
Unrealized gain (loss) on hedging transactions	(253,793)	106,999
Cumulative translation adjustment	30,359	(150,371)
Additional paid-in capital	116,145,409	120,021,341
Accumulated deficit	(228,455,689)	(243,916,468)

Total stockholders’ deficit	(112,519,310)	(123,923,553)

	$221,460,470	$222,223,239

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Net sales	$88,056,901	$80,399,853	$268,300,809	$278,641,939
Cost of sales	37,475,329	35,711,133	115,263,587	120,838,553

Gross profit	50,581,572	44,688,720	153,037,222	157,803,386
Selling, general and administrative expenses	34,971,343	31,848,096	103,976,453	100,987,711

Operating income	15,610,229	12,840,624	49,060,769	56,815,675
Interest expense	5,941,968	6,562,881	16,990,499	22,010,298
Other income	40,415	315,799	167,026	1,113,736

Income before income taxes	9,708,676	6,593,542	32,237,296	35,919,113
Income taxes	3,957,740	2,767,069	13,318,284	15,130,182

Net income	5,750,936	3,826,473	18,919,012	20,788,931
Preferred stock dividends	736,507	1,231,354	3,458,232	3,577,389

Income allocated to common stockholders	$5,014,429	$2,595,119	$15,460,780	$17,211,542

Comprehensive income, net of tax:
Net income	$5,750,936	$3,826,473	$18,919,012	$20,788,931
Foreign currency translation adjustments	288,607	(18,169)	106,065	(216,064)
Unrealized gain (loss) on hedging transactions	(124,171)	70,006	(211,737)	70,006
Unrealized gain (loss) on securities	—	1,643	(317)	(564)

Comprehensive income	$5,915,372	$3,879,953	$18,813,023	$20,642,309

Earnings per common share:
Basic	$0.77	$0.40	$2.36	$2.63

Diluted	$0.76	$0.38	$2.34	$2.59

Shares used in the calculation of earnings per common share:
Basic	6,546,240	6,546,183	6,546,240	6,546,177

Diluted	6,635,483	6,786,388	6,597,557	6,638,732

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-Nine Weeks Ended
	July 28, 2002	July 29, 2001
Cash flows from operating activities:
Net income	$18,919,012	$20,788,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,146,072	10,912,680
Amortization of discount on 12.5% notes due 2009	103,800	94,189
Amortization of deferred loan costs	1,552,213	1,621,265
Loss on disposal of property and equipment	124,401	90,289
Partnership losses	676,962	235,701
Decrease in accounts receivable	844,019	11,023,510
(Increase) decrease in inventories	2,752,660	(2,114,956)
Increase in prepaid income tax	—	(3,317,383)
Increase in other current assets	(287,068)	(15,719)
Increase in other assets	(1,274,755)	(460,204)
Decrease in accounts payable	(2,432,623)	(4,818,992)
Increase in accrued expenses	1,495,089	3,861,594
Decrease in accrued interest expense	(2,884,402)	(6,004,996)
Increase (decrease) in income taxes payable	3,229,317	(4,558,120)

Net cash provided by operating activities	33,964,697	27,337,789

Cash flows from investing activities:
Proceeds from sale of property and equipment	14,900	4,500
Purchase of property and equipment	(8,866,190)	(9,525,564)
Sale of short-term investments	552	4,141
Capital contributions to partnership	—	(3,080,493)
Capital distributions from partnership	336,500	77,500

Net cash used in investing activities	(8,514,238)	(12,519,916)

Cash flows from financing activities:
Principal payments of long-term debt	(19,012,357)	(14,019,049)
Issuance of common stock	—	1,980

Net cash used in financing activities	(19,012,357)	(14,017,069)

Effect of exchange rate changes	180,730	(373,315)

Unrealized loss on securities	(542)	(974)

Unrealized gain (loss) on hedging transactions	(360,792)	120,957

Net increase in cash and cash equivalents	6,257,498	547,472
Beginning balance, cash and cash equivalents	26,210,874	25,130,928

Ending balance, cash and cash equivalents	$32,468,372	$25,678,400

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Continued)

	Thirty-Nine Weeks Ended
	July 28, 2002	July 29, 2001
Supplemental disclosures of cash flow information:
Cash received during the thirty-nine weeks for interest income	$835,498	$716,770

Cash paid during the thirty-nine weeks for:
Interest expense	$17,745,169	$25,698,927

Income taxes	$11,057,456	$22,987,439

Supplemental disclosure of noncash financing activity:
Dividends accrued during the thirty-nine weeks on mandatorily redeemable preferred stock (note 5)	$3,458,232	$3,577,389

Conversion of mandatorily redeemable preferred stock and accrued dividends to subordinated notes (note 5)	$38,760,748	$—

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Company Operations

The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated (“SJKI”) and its subsidiaries, including St. John Knits, Inc. (“St. John”), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. SJKI and its subsidiaries are collectively referred to herein as “the Company.” It is suggested that the accompanying unaudited consolidated financial statements and notes thereto be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended October 28, 2001 as filed with the Securities and Exchange Commission on January 28, 2002.

The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 3, 2002.

Company Operations

The Company is a leading designer, manufacturer and marketer of women’s clothing and accessories. The Company’s products are distributed primarily through specialty retailers and Company owned retail boutiques and outlet stores in the United States and internationally. The Company also operates two home furnishing stores and one home furnishing outlet store under the name St. John Home. All intercompany and interdivisional transactions and accounts have been eliminated.

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were July 28, 2002 and July 29, 2001.

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Weighted average shares outstanding	6,546,240	6,546,183	6,546,240	6,546,177
Add: dilutive effect of stock options	89,243	240,205	51,317	92,555

Shares used to calculate diluted earnings per share	6,635,483	6,786,388	6,597,557	6,638,732

4.    Inventories

Inventories consist of the following:

	July 28, 2002	October 28, 2001
Raw materials	$14,377,856	$13,011,735
Work-in-process	8,256,343	8,184,806
Finished products	27,110,838	31,301,156

	$49,745,037	$52,497,697

5.    Long-term Debt

On May 17, 2002, Vestar/SJK Investors LLC and the Gray family, the holders of all of the Company’s 15.25% mandatorily redeemable preferred stock, sold their interest therein to a third party. Vestar/SJK Investors LLC is owned by Vestar Capital Partners III, L.P. (“Vestar”). Three of our non-executive directors are affiliates of Vestar. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. On July 2, 2002, the preferred stock plus accrued dividends were converted to notes with an aggregate balance of $38.8 million. The Company will have the option to redeem the notes in cash for face value of the notes plus accrued and unpaid interest after January 2, 2003 and before January 2, 2004. After January 2, 2004, the Company’s call option will expire and the securities will be non-callable until July 7, 2004. At that date, the securities will be callable starting at 106.25% of the principal amount plus accrued and unpaid interest and decreasing ratably to face value plus accrued and unpaid interest at maturity on July 7, 2009. The Company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the Company’s credit facilities. The Company intends to seek such approval and call the notes during the 12 month window discussed above. There can be no assurance that such approval will be obtained or that the notes will be called and as a result the outstanding balance has been classified as long-term debt in the accompanying balance sheet. Interest on such notes is accrued at 15.25%, but is payable semiannually at 12.5% to the holders of record. The agreement governing the 15.25% notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments, and contains customary events of default.

6.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged, and generally are to be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

In April 2001, Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” was issued. EITF No. 00-25 governs the accounting for consideration from a vendor to a reseller of the vendor’s products and was adopted by the Company in the fourth quarter of fiscal 2001. The adoption of this EITF did not have a material impact on the Company’s financial position or results of operations.

7.    Segment Information

The Company has two reportable business segments, wholesale and retail sales. For the third quarter and first nine months of fiscal 2002, retail sales were generated through the Company’s 27 St. John boutiques, 10 St. John outlet stores, two St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Segment information is summarized as follows for the periods indicated (in 000’s):

	Wholesale	Retail	Eliminations	Total

Third Quarter Fiscal 2002
Net sales	$74,067	$30,896	$(16,906)	$88,057
Segment operating income	$16,854	$634	$(1,878)	$15,610

Third Quarter Fiscal 2001
Net sales	$71,716	$26,931	$(18,247)	$80,400
Segment operating income	$14,908	$396	$(2,463)	$12,841

First Nine Months Fiscal 2002
Net sales	$218,758	$106,177	$(56,634)	$268,301
Segment operating income	$46,456	$6,869	$(4,264)	$49,061

First Nine Months Fiscal 2001
Net sales	$235,527	$93,145	$(50,030)	$278,642
Segment operating income	$55,004	$4,900	$(3,088)	$56,816

8.    Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under its 12.5% senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of July 28, 2002 and October 28, 2001, and for the 13 and 39 weeks ended July 28, 2002 and July 29, 2001.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JULY 28, 2002
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS

Current assets:
Cash, cash equivalents and investments	$31,947	$2	$529	$—	$32,478
Accounts receivable, net	23,737	43	889		24,669
Inventories (1)	47,134	218	2,393		49,745
Deferred income tax benefit	13,816		—		13,816
Other	3,940	47	3		3,990
Intercompany accounts receivable	3,312		—	(3,312)	—

Total current assets	123,886	310	3,814	(3,312)	124,698

Property and equipment, net	73,554	1,059	5,340		79,953
Investment in subsidiaries	(5,094)		—	5,094	—
Receivable from consolidated subsidiaries	14,297		—	(14,297)	—
Deferred financing costs	8,609		—		8,609
Other assets	7,241	19	941		8,201

Total assets	$222,493	$1,388	$10,095	$(12,515)	$221,461

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,921	$—	$608	$—	$6,529
Accrued expenses	17,079	41	45		17,165
Current portion of long-term debt	9,308		—		9,308
Accrued interest expense	1,980		—		1,980
Intercompany accounts payable			3,312	(3,312)	—
Income taxes payable	5,944		(793)		5,151

Total current liabilities	40,232	41	3,172	(3,312)	40,133

Intercompany payable		9,492	4,805	(14,297)	—
Long-term debt, net of current portion	262,840		—		262,840

Total liabilities	303,072	9,533	7,977	(17,609)	302,973

Redeemable common stock	31,007		—		31,007

Total stockholders’ equity (deficit)	(111,586)	(8,145)	2,118	5,094	(112,519)

Total liabilities and stockholders’ equity (deficit)	$222,493	$1,388	$10,095	$(12,515)	$221,461

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 28, 2001
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS

Current assets:
Cash, cash equivalents and investments	$26,000	$4	$217	$—	$26,221
Accounts receivable, net	24,315	91	1,107		25,513
Inventories (1)	48,943	1,615	1,940		52,498
Deferred income tax benefit	13,816				13,816
Other	3,580	90	32		3,702
Intercompany accounts receivable	1,698			(1,698)	—

Total current assets	118,352	1,800	3,296	(1,698)	121,750

Property and equipment, net	75,643	1,221	5,505		82,369
Investment in subsidiaries	(3,757)			3,757	—
Receivable from consolidated subsidiaries	15,153			(15,153)	—
Deferred financing costs	10,107				10,107
Other assets	7,247	60	690		7,997

Total assets	$222,745	$3,081	$9,491	$(13,094)	$222,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,846	$—	$115	$—	$8,961
Accrued expenses	15,423	159	87		15,669
Current portion of long-term debt	9,006				9,006
Accrued interest expense	4,864				4,864
Dividends payable	10,303				10,303
Intercompany accounts payable			1,698	(1,698)	—
Income taxes payable	1,907		14		1,921

Total current liabilities	50,349	159	1,914	(1,698)	50,724

Intercompany payable		10,154	4,999	(15,153)	—
Long-term debt, net of current portion	243,291				243,291

Total liabilities	293,640	10,313	6,913	(16,851)	294,015

Mandatorily redeemable preferred stock	25,000				25,000

Redeemable common stock	27,132				27,132

Total stockholders’ equity (deficit)	(123,027)	(7,232)	2,578	3,757	(123,924)

Total liabilities and stockholders’ equity (deficit)	$222,745	$3,081	$9,491	$(13,094)	$222,223

(1)	Inventories are shown at cost for all entities.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
THIRTEEN WEEKS ENDED JULY 28, 2002
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$85,034	$1,057	$1,965	$—	$88,056
Cost of sales	35,574	800	1,101		37,475

Gross profit	49,460	257	864		50,581
Selling, general and administrative expenses	32,522	947	1,502		34,971

Operating income (loss)	16,938	(690)	(638)		15,610
Interest expense	5,942				5,942
Other income	233	(12)	(180)		41

Income (loss) before income taxes	11,229	(702)	(818)		9,709
Income taxes	4,732	(295)	(479)		3,958

Income (loss) before equity in loss of consolidated subsidiaries	6,497	(407)	(339)		5,751
Equity in loss of consolidated subsidiaries	(746)			746	—

Net income (loss)	$5,751	$(407)	$(339)	$746	$5,751

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
THIRTEEN WEEKS ENDED JULY 29, 2001
(UNAUDITED)

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

(Amounts in thousands)

Net sales	$76,934	$1,334	$2,132	$—	$80,400
Cost of sales	33,761	955	995		35,711

Gross profit	43,173	379	1,137		44,689
Selling, general and administrative expenses	29,741	1,077	1,030		31,848

Operating income (loss)	13,432	(698)	107		12,841

Interest expense	6,563				6,563
Other income/(expense)	295	—	21		316

Income (loss) before income taxes	7,164	(698)	128		6,594
Income taxes	3,028	(302)	42		2,768

Income (loss) before equity in loss of consolidated subsidiaries	4,136	(396)	86		3,826
Equity in loss of consolidated subsidiaries	(310)			310	—

Net income (loss)	$3,826	$(396)	$86	$310	$3,826

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
THIRTY-NINE WEEKS ENDED JULY 28, 2002
(UNAUDITED)

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

(Amounts in thousands)

Net sales	$257,647	$4,463	$6,191	$—	$268,301
Cost of sales	109,116	2,822	3,326		115,264

Gross profit	148,531	1,641	2,865		153,037
Selling, general and administrative expenses	96,871	3,203	3,902		103,976

Operating income (loss)	51,660	(1,562)	(1,037)		49,061

Interest expense	16,991				16,991
Other income	341	(12)	(162)		167

Income (loss) before income taxes	35,010	(1,574)	(1,199)		32,237
Income taxes	14,754	(661)	(775)		13,318

Income (loss) before equity in loss of consolidated subsidiaries	20,256	(913)	(424)		18,919
Equity in loss of consolidated subsidiaries	(1,337)			1,337	—

Net income (loss)	$18,919	$(913)	$(424)	$1,337	$18,919

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
THIRTY-NINE WEEKS ENDED JULY 29, 2001
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$267,443	$4,813	$6,386	$—	$278,642
Cost of sales	114,839	3,203	2,797		120,839

Gross profit	152,604	1,610	3,589		157,803
Selling, general and administrative expenses	94,567	3,319	3,102		100,988

Operating income (loss)	58,037	(1,709)	487		56,815
Interest expense	22,010				22,010
Other income	1,076		38		1,114

Income (loss) before income taxes	37,103	(1,709)	525		35,919
Income taxes	15,626	(708)	212		15,130

Income (loss) before equity in loss of consolidated subsidiaries	21,477	(1,001)	313		20,789
Equity in loss of consolidated subsidiaries	(688)			688	—

Net income (loss)	$20,789	$(1,001)	$313	$688	$20,789

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED JULY 28, 2002
(UNAUDITED)

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

(Amounts in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$18,919	$(913)	$(424)	$1,337	$18,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,466	137	543		11,146
Amortization of discount on 12.5% notes due 2009	104				104
Amortization of deferred loan costs	1,552				1,552
Gain on disposal of property and equipment	124				124
Partnership losses	677				677
Gain on sale of partnership asset	—				—
Equity in loss of consolidated subsidiaries	1,337			(1,337)	—

Cash provided by changes in operating assets and liabilities:
Accounts receivable	579	48	217		844
Intercompany receivables (net)	(1,051)	(662)	1,713		—
Inventories	1,808	1,397	(452)		2,753
Other current assets	(331)	43	1		(287)
Other assets	(1,050)	41	(266)		(1,275)
Accounts payable	(2,433)				(2,433)
Accrued expenses	1,441	(116)	170		1,495
Accrued interest expense	(2,884)				(2,884)
Income taxes payable	4,008		(779)		3,229

Net cash provided by operating activities	33,266	(25)	723	—	33,964

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	15				15
Purchases of property and equipment	(8,511)	23	(378)		(8,866)
Sale of short-term investments	1				1
Capital distributions from partnership	336				336

Net cash used in investing activities	(8,159)	23	(378)	—	(8,514)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(19,015)		3		(19,012)

Net cash used in financing activities	(19,015)	—	3	—	(19,012)

Effect of exchange rate changes	217		(36)		181

Unrealized loss on securities	(1)				(1)

Change in value of hedging transactions	(361)				(361)

Net increase in cash and cash equivalents	5,947	(2)	312	—	6,257
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$31,937	$2	$529	$—	$32,468

Supplemental disclosures of cash flow information:
Cash received for interest income	$835	$—	$—	$—	$835

Cash paid for:
Interest expense	$17,745	$—	$—	$—	$17,745

Income taxes	$11,057	$—	$—	$—	$11,057

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$3,458	$—	$—	$—	$3,458

Conversion of manditorily redeemable preferred stock and accrued dividends to subordinated notes	$38,761	$—	$—	$—	$38,761

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTY-NINE WEEKS ENDED JULY 29, 2001
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net Income/Loss	$20,789	$(1,001)	$313	$688	$20,789
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization	10,647	100	166		10,913
Amortization of discount on 12.5% notes due 2009	94				94
Amortization of deferred loan costs	1,621				1,621
Loss on disposal of property and equipment	90				90
Partnership losses	236				236
Equity in loss of consolidated subsidiaries	688			(688)	—
Cash provided by changes in operating assets and liabilities
Accounts receivable	10,419	129	475		11,023
Intercompany receivables (net)	2,292	(3,596)	1,304		—
Prepaid income tax	(3,317)				(3,317)
Inventories	(2,156)	376	(335)		(2,115)
Other current assets	19	(36)	1		(16)
Other assets	(814)	80	274		(460)
Accounts payable	(4,819)				(4,819)
Accrued expenses	4,155	(240)	(54)		3,861
Accrued interest expense	(6,005)				(6,005)
Income taxes payable	(8,726)	4,387	(219)		(4,558)

Net cash provided by operating activities	25,213	199	1,925	—	27,337

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	5				5
Purchases of property and equipment	(8,227)	(226)	(1,073)		(9,526)
Sale of short-term investments	4				4
Capital contributions to partnership	(3,080)				(3,080)
Capital distributions from partnership	77				77

Net cash used in investing activities	(11,221)	(226)	(1,073)	—	(12,520)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(13,780)		(239)		(14,019)
Dividends received (paid)	250		(250)		—
Issuance of common stock	2				2

Net cash used in financing activities	(13,528)	—	(489)	—	(14,017)

Effect of exchange rate changes	(14)	—	(359)	—	(373)

Unrealized loss on securities	(1)	—	—	—	(1)

Unrealized gain on hedging transactions	121	—	—	—	121

Net increase (decrease) in cash and cash equivalents	570	(27)	4	—	547
Beginning balance, cash and cash equivalents	24,729	100	302	—	25,131

Ending balance, cash and cash equivalents	$25,299	$73	$306	$—	$25,678

Supplemental disclosures of cash flow information:
Cash received for interest income	$717	$—	$—	$—	$717

Cash paid for:
Interest expense	$25,698	$—	$1	$—	$25,699

Income taxes	$22,577	$—	$410	$—	$22,987

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$3,577	$—	$—	$—	$3,577

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In May 2002, the Company selected Deloitte & Touche LLP ("Deloitte") to replace Arthur Andersen LLP as the Company's independent public accountants. The Company and Deloitte are currently reviewing the Company's accounting policy related to the recognition of real estate rental expenses in order to determine whether a change in this policy may be required. The Company expects to come to a final determination before the end of the Company's fiscal year ending November 3, 2002 ("fiscal 2002"). If this change in accounting policy is implemented, the Company may be required to restate its historical financial statements in its Annual Report on Form 10-K for fiscal 2002. The Company currently estimates that any such restatement would have the effect of decreasing net income by approximately $500,000 for each of fiscal years 2001 and 2000. The Company also currently estimates that a restatement would have the effect of decreasing net income by approximately $100,000 and $300,000 for the third quarter and first nine months of fiscal 2002 and $125,000 and $375,000 for the same periods of fiscal 2001, respectively. Such restatement would also require the Company to add a liability for deferred rent expense to the balance sheet at October 28, 2001 of approximately $5 million.

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percent of Net Sales Thirteen Weeks Ended (“Third Quarter”)		Percent of Net Sales Thirty-Nine Weeks Ended (“Nine Months”)
	(unaudited)		(unaudited)
	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.6	44.4	43.0	43.4

Gross profit	57.4	55.6	57.0	56.6
Selling, general and administrative expenses	39.7	39.6	38.8	36.2

Operating income	17.7	16.0	18.2	20.4
Interest expense	6.7	8.2	6.3	7.9
Other income	—	0.4	0.1	0.4

Income before income taxes	11.0	8.2	12.0	12.9
Income tax provision	4.5	3.4	5.0	5.4

Net income	6.5%	4.8%	7.0%	7.5%

Certain Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could significantly differ from such estimates.

The Company believes that the following accounting policies are among the most critical because they involve significant judgements and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Inventories

Inventories are stated at the lower of the cost to purchase and/or manufacture the inventory or the current estimated market value (lower of cost or market). The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company’s estimated forecast of product demand and production requirements. Any significant adverse change in the anticipated demand for the Company’s products could cause the Company to revise its estimate of excess and obsolete inventory.

Wholesale Markdowns

The Company has agreements with its major wholesale customers to reimburse them for markdowns which exceed an agreed upon level. The Company records an estimate of its liability under these agreements at the time of sale, based upon historical experience. These estimates are based in part on projected sales and markdowns for these customers into the future. While historical experience has been within management’s expectations, any significant variation from the projected sales or markdowns could cause the Company to change its estimates.

Accounts Receivable

The Company performs ongoing credit evaluations of its wholesale customers and adjusts credit limits based upon payment history and the customer’s current financial status. The Company continuously monitors its customer payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. The Company’s accounts receivable are concentrated in the apparel industry, primarily with its three major customers. The risk of collection is concentrated within this industry and with these specific customers. As a result of this concentration, a change in the credit worthiness of the companies within the apparel industry could cause the Company to revise its estimate of credit losses.

Insurance Program

Beginning on January 1, 2002, the Company became partially self-insured for its workers’ compensation insurance coverage. Under this insurance program the Company is liable for a deductible of $500,000 for each individual claim. The Company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The Company will continue to adjust the estimates as the actual experience dictates.

Results of Operations

Third Quarter Fiscal 2002 Compared to Third Quarter Fiscal 2001

Net sales for the third quarter of fiscal 2002 increased by $7.7 million, or 9.5% as compared to the third quarter of fiscal 2001. This increase was principally attributable to (i) an increase in sales by Company owned retail stores of approximately $4.0 million, including $2.6 million related to the addition of five new retail boutiques since the beginning of the third quarter of fiscal 2001 and (ii) an increase in sales to domestic wholesale customers of approximately $3.9 million, including an increase of approximately $2.9 million in sales of the Sport product line to these customers. Sales for Company owned retail boutiques open at least one year increased by 2.7% over the third quarter of fiscal 2001.

Gross profit for the third quarter of fiscal 2002 increased by $5.9 million, or 13.2% as compared to the third quarter of fiscal 2001, and increased as a percentage of net sales to 57.4% from 55.6%. This increase in the gross profit margin was primarily the result of an increase in the gross profit margin for the Sport product line, due to an increase in production efficiency, and a reduction in the markdowns related to the Company’s wholesale sales.

Selling, general and administrative expenses for the third quarter of fiscal 2002 increased by $3.1 million, or 9.8% over the third quarter of fiscal 2001, and increased slightly as a percentage of net sales to 39.7% from 39.6%. Selling, general and administrative expenses increased during the period primarily due to an increase in expenses associated with the retail division, resulting from the expansion of the Company’s retail operations. Selling, general and administrative expenses remained relatively constant as a percentage of net sales due to the increase in net sales noted above.

Operating income for the third quarter of fiscal 2002 increased by $2.8 million, or 21.6% as compared to the third quarter of fiscal 2001. Operating income as percentage of net sales increased to 17.7% from 16.0% during the same period. This increase in operating income as a percentage of net sales was due to an increase in the gross profit margin, partially offset by an increase in selling, general and administrative expenses as a percentage of net sales.

Interest expense for the third quarter of fiscal 2002 decreased by $0.6 million, or 9.5% from the third quarter of fiscal 2001. This decrease was primarily due a reduction in interest rates between the periods.

First Nine Months Fiscal 2002 Compared to First Nine Months Fiscal 2001

Net sales for the first nine months of fiscal 2002 decreased by $10.3 million, or 3.7% as compared to the first nine months of fiscal 2001. This decrease was principally attributable to a decrease in sales to domestic wholesale customers of approximately $22.7 million, due in part to their reduced inventory levels from the same period of the prior year. This decrease was partially offset by an increase in sales by Company owned retail stores of approximately $13.0 million, primarily due to the addition of five new retail boutiques since the beginning of fiscal 2001 and significant increases in sales for the boutiques located in New York and Costa Mesa, California. Sales for Company owned retail boutiques open at least one year increased by 6.8% over the first nine months of fiscal 2001.

Gross profit for the first nine months of fiscal 2002 decreased by $4.8 million, or 3.0% as compared to the first nine months of fiscal 2001, but increased as a percentage of net sales to 57.0% from 56.6%. This increase in gross profit as a percent of net sales was primarily the result of an increase in sales by the Company owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers and an increase in the gross profit margin for the Sport product line. These increases were partially offset by a decrease in the gross profit margin for the Knit product line, due to a reduction in the number of units being manufactured and sold without a corresponding decrease in the production costs.

Selling, general and administrative expenses for the first nine months of fiscal 2002 increased by $3.0 million, or 3.0% over the first nine months of fiscal 2001, and increased as a percentage of net sales to 38.8% from 36.2%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in the expenses associated with the retail division of approximately $4.6 million, resulting from the expansion of the Company’s retail operations and (ii) an increase in costs related to the Company’s expanding operations in Japan of approximately $0.8 million. These increases were partially offset by a decrease in advertising and promotion expenses of approximately $1.5 million and a decrease in severance expenses of approximately $1.7 million, due to non-recurring expenses which were recorded during fiscal 2001. Selling, general and administrative expenses increased as a percentage of net sales primarily due to a decrease in net sales without a corresponding decrease in the selling, general and administrative expenses due to the Company’s decision to maintain its infrastructure to allow for a quick response to an increase in demand.

Operating income for the first nine months of fiscal 2002 decreased by $7.8 million, or 13.6% as compared to the first nine months of fiscal 2001. Operating income as percentage of net sales decreased to 18.2% from 20.4% during the same period. This decrease in operating income as a percentage of net sales was due to an increase in selling, general and administrative expenses as a percentage of net sales, partially offset by an increase in the gross profit margin.

Interest expense for the first nine months of fiscal 2002 decreased by $5.0 million, or 22.8% from the first nine months of fiscal 2001. This decrease was primarily due a reduction in interest rates between the periods.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 2002, cash provided by operating activities was $34.0 million. Cash provided by operating activities was primarily generated by net income, a decrease in inventories and an increase in income taxes payable while cash used in operating activities was primarily used to fund a decrease in accounts payable and accrued interest expense. Cash used in investing activities was $8.5 million during the first nine months of fiscal 2002. The principal use of cash in investing activities was for the construction of leasehold improvements for scheduled new boutiques and upgrades to the Company’s computer systems. Cash used in financing activities was $19.0 million during the first nine months of fiscal 2002, which included prepayments made on the Company’s senior secured debt of $15.0 million. These prepayments included a $6.8 million payment that was required under the terms of the credit agreement based on the calculation of the Company’s excess cash flow.

As of July 28, 2002, the Company had approximately $84.6 million in working capital and $32.5 million in cash and marketable securities. The Company’s principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a bank (“Revolving Commitment”) which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate plus

1.0% (4.75% at July 28, 2002) or a Eurodollar rate plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of July 28, 2002, the Company was in compliance with all covenants and no amounts were outstanding under the Revolving Commitment. The Company currently has $6.6 million of letters of credit outstanding which reduces the amount available under the Revolving Commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

Total debt outstanding increased $19.9 million to $272.1 million during the nine months ended July 28, 2002. The Company’s outstanding debt is comprised of bank borrowings of $134.3 million, 12.5% senior subordinated notes (“12.5% notes”) of $99.0 million and senior subordinated notes of $38.8 million. The increase was due to the conversion of the Company’s mandatorily redeemable preferred stock and accrued dividends into senior subordinated notes bearing interest at a rate of 15.25% (“15.25% notes”).

The Company’s primary ongoing cash requirements will be for debt service and capital expenditures. The Company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on its 12.5% and 15.25% notes. The Company believes it will be able to finance its debt service and capital expenditure requirements for the foreseeable future with internally generated funds and funds available under the Company’s revolving credit facility. However, the Company’s ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

The table below details the Company’s obligations and commitments under contracts and lease agreements in effect as of July 28, 2002:

	Fiscal Years
	2002 (A)	2003	2004	2005	2006	Thereafter	Total
	(Amounts in thousands)
12.5% notes	$—	$—	$—	$—	$—	$100,000	$100,000
15.25% notes	—	—	—	—	—	38,761	38,761
Variable rate debt	3,325	9,751	17,957	19,914	34,113	49,284	134,344
Operating leases	4,509	18,593	20,002	19,557	18,774	92,136	173,571

Total obligations	$7,834	$28,344	$37,959	$39,471	$52,887	$280,181	$446,676

(A)	The amounts shown in this column reflect the amounts to be paid during the remainder of the fiscal year.

In addition to payments under the above contractual obligations, the Company anticipates purchasing property and equipment of approximately $9.0 million during the remainder of fiscal 2002. The estimated $9.0 million will be used principally for (i) the construction of leasehold improvements for two new retail boutiques located in Orlando, Florida and Short Hills, New Jersey, (ii) the purchase of electronic knitting machines and (iii) the construction of leasehold improvements for a relocated boutique in Atlanta, Georgia.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the Company from the Company’s wholly owned subsidiaries that have guaranteed the Company’s payment obligations under its 12.5% and 15.25% notes. See Note 8 to the Company’s unaudited consolidated financial statements contained herein.

The Company has the option of calling the 15.25% notes after January 2, 2003 and before January 2, 2004. The Company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the Company’s credit facilities. The Company intends to seek such approval and call the notes during the 12 month window discussed above. There can be no assurance that such approval will be obtained or that the notes will be called and as a result the outstanding balance has been classified as long-term debt in the accompanying balance sheet.

The Company may repurchase, from time to time, a portion of its 12.5% notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the Company may be required to repurchase up to $5 million annually of the common stock beneficially owned by the Gray family. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes.

SJKI has not paid any cash dividends since the completion of the mergers in July 1999. SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities, 12.5% senior subordinated note indenture and 15.25% notes. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

The Company’s EBITDA as defined in its credit agreement for its senior secured credit facilities was approximately $60.3 million and $68.1 million for the first nine months of fiscal 2002 and 2001, respectively, and $19.3 and $16.5 million for the third quarter of fiscal 2002 and 2001, respectively. EBITDA represents net income excluding the effects of interest expense, income taxes and depreciation. In addition, EBITDA allows for the add back of noncash expenses. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

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

Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, which is based upon the leverage ratio of the Company, but cannot exceed the banks’ borrowing rate plus 2.0% or LIBOR plus 3.0%. Borrowings under the tranche B facility bear interest at a floating rate, which is also based upon the leverage ratio of the Company, but cannot exceed the banks’

borrowing rate plus 2.5% or LIBOR plus 3.5%. In addition, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility of 0.5% per year.

Borrowings under the tranche A facility began to mature quarterly on October 31, 1999, while borrowings under the tranche B facility began to mature quarterly on October 31, 2000. The credit agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 50% of excess cash flow (as defined in the credit agreement); and (ii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company’s financial performance).

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

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The credit agreement contains customary events of default.

12.5% Notes

In addition to the credit facilities described above, the Company sold $100 million 12.5% notes to help finance the mergers. The 12.5% notes are unsecured and mature on July 1, 2009. The 12.5% notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on such notes is payable semiannually to the holders of record. The notes are subject to redemption by the Company on or after July 1, 2004 at a premium starting at 6.25% and decreasing to zero at July 1, 2008. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default.

15.25% Notes

In order to finance a portion of the cash consideration paid in the mergers, SJKI issued 250,000 shares of 15.25% mandatorily redeemable preferred stock due 2010 to Vestar/SJK Investors LLC.

On May 17, 2002, Vestar/SJK Investors LLC and the Gray family, the holders of all of the Company’s 15.25% mandatorily redeemable preferred stock, sold their interest therein to a third party. Vestar/SJK Investors LLC is owned by Vestar Capital Partners III, L.P. (“Vestar”). Three of our non-

executive directors are affiliates of Vestar. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. On July 2, 2002, the preferred stock plus accrued dividends were converted to notes with an aggregate balance of $38.5 million. The Company will have the option to redeem the notes in cash for face value of the notes plus accrued and unpaid interest after January 2, 2003 and before January 2, 2004. After January 2, 2004, the Company’s call option will expire and the securities will be non-callable until July 7, 2004. At that date, the securities will be callable starting at 106.25% of the principal amount plus accrued and unpaid interest and decreasing ratably to face value plus accrued and unpaid interest at maturity on July 7, 2009. The Company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the Company’s credit facilities. The Company intends to seek such approval and call the notes during the 12 month window discussed above. There can be no assurance that such approval will be obtained or that the notes will be called and as a result the outstanding balance has been classified as long-term debt in the accompanying balance sheet. Interest on such notes is accrued at 15.25%, but is payable semiannually at 12.5% to the holders of record. The agreement governing the 15.25% notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments, and contains customary events of default.

Redeemable Common Stock

In connection with the mergers, SJKI has entered into a stockholders’ agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the third quarter or first nine months of fiscal 2002.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2002, (ii) the Company’s belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility, (iii) the Company’s anticipation that it will not pay cash dividends on its common stock in the future and (iv) the Company’s intent to call its 15.25% notes during the 12 month window beginning January 2, 2003.

These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, but are not limited to, the following: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the Company’s ability to develop, market and sell its products, (iii) increased competition from other manufacturers and retailers of women’s clothing and accessories, (iv) general economic conditions and (v) the inability of the Company to meet the financial covenants under its senior secured credit facilities and subordinated note indenture. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended October 28, 2001 and the risk factors described therein are incorporated herein by reference. All forward looking statements included in this report are based on information available to the Company as of the date of the report, and the Company assumes no obligation to update or revise any such forward looking statements to reflect events or circumstances that occur after such statements are made.

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

The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the Company prices its products. The Company’s primary exposure to foreign currency exchange rate fluctuation is on the Euro and the yen. At July 28, 2002, the Company had contracts maturing through October 31, 2002 to sell 1.2 million Euros at a rate of 0.88 U.S. dollars to the Euro and contracts maturing through January 31, 2003 to sell 234 million yen at rates ranging from 128 to 129 yen to the U.S. dollar.

The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Italy. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into foreign exchange contracts. At July 28, 2002 there were no outstanding contracts to buy Euros. The Company has made a decision to use the sales made in Euros as a natural hedge of the purchases of items in Euros for the period from November 2002 to April 2003. There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure.

The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. The Company also holds fixed rate subordinated notes. The Company entered into an interest rate collar agreement with a major financial institution to limit its exposure on $35 million of the variable rate debt. The agreement became effective on October 4, 1999 and expired on July 7, 2002. Consequently, the Company is no longer protected against interest rate changes related to its variable rate debt.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.3 million.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K.

4.1	Form of 15.25% Senior Subordinated Notes due 2009

4.2	Form of 15.25% Senior Subordinated Guarantee

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2002	ST. JOHN KNITS INTERNATIONAL, INCORPORATED

	By:	/s/ BOB GRAY
Bob Gray Chairman of the Board

	By:	/s/ ROGER G. RUPPERT
Roger G. Ruppert Senior Vice President — Finance, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Bob Gray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of St. John Knits International, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 9, 2002

By:	/s/ BOB GRAY
Bob Gray Chairman of the Board

CERTIFICATION

I, Roger G. Ruppert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of St. John Knits International, Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 9, 2002

By:	/s/ ROGER G. RUPPERT
Roger G. Ruppert Senior Vice President — Finance, Chief Financial Officer (Principal Financial Officer)