Form 10-K
period 2002-11-03
ST JOHN KNITS INTERNATIONAL INC
filed 2003-01-31
CIK 1080280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 333-73107

ST. JOHN KNITS INTERNATIONAL,
INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	52-2303510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17622 Armstrong Avenue Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 863-1171

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Securities registered pursuant to Section 15(d) of the Act:

Title of each class:

12 ½% Senior Subordinated Notes due 2009

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

*  The Registrant is not subject to the reporting requirements of Item 405.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  ☐  No  ☒

As of January 27, 2003, the Registrant had 6,456,619 shares of Common Stock outstanding, and the aggregate market value of Registrant’s Common Stock held by nonaffiliates was $14,278,478 (based on the closing price of the Common Stock on such date of $31.50 as reported on the OTC Bulletin Board quotation system).

PART I

Item 1. BUSINESS

Overview

St. John Knits International, Incorporated (“SJKI” and together with its subsidiaries, the “company”, “we” or “us”) is a leading designer, manufacturer and marketer of fine women’s clothing and accessories. The St. John name has been associated with high quality women’s knitwear for over 40 years. The company’s core knitwear product line consists of a collection of lifestyle clothing for women’s business, evening and casual needs. The company manufactures its products primarily to order and distributes them on a highly selective basis through a group of upscale retailers with whom it has long-term relationships, as well as through company-owned boutiques and outlet stores.

The company’s core knitwear products are considered unique and highly desirable by customers due to their classic styling, durability, comfort, fit and quality. These attributes, combined with selective distribution and targeted advertising, have created a loyal base of customers.

Products

The company’s products are organized primarily into eight separate product lines: Knitwear, Sport, Gray & Gray, Shoes, Jewelry, Accessories, Fragrance and Home Furnishings.

Knitwear. The company organizes its Knitwear into four groups: Collection, Evening, Basics and Couture. Due to the breadth of each product group, the company competes in most segments of women’s designer clothing. The company’s knitwear products are sold as a collection of lifestyle clothing for women’s business, evening and casual needs. Due to its all-purpose weight, St. John knitwear is a year-round product, not confined to a single season or climate. The company manufactures all of its knitwear products and designs knitwear collections to encourage consumers to coordinate outfits, resulting in multiple product purchases within a group.

Collection. The company is best known for its Collection line consisting of elegant ready-to-wear styles. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a classic tailored look. The Collection line also includes jackets, pants, skirts, coats and sweaters. All items in the line are sold as separates, including two-piece suit styles.

Evening. The Evening line consists of dresses, suits and separates. The look of the Evening line is one of understated elegance enhanced by innovative touches, such as layers of transparent paillettes and sequins, embroidered sleeves or embellished collars and cuffs.

Basics. The Basics line is comprised of products which are sold throughout the year and which generally do not vary by season. These products consist of classic jackets, skirts and pants that are an integral part of women’s wardrobes, in solid black and navy. Simplicity of design allows these products to be combined with any number of styles from any of the company’s product lines and worn for daytime or dressed up for evening. Retailers’ inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

Couture. The Couture line is the company’s most exclusive group of day and evening apparel and is produced in limited quantities. The day group includes dresses and two-piece suits which are designed with luxurious trims, embroidery and embellishments. The evening group consists of two-piece suits and long gowns. Both groups are designed using colored paillettes and sequins.

Sport. St. John Sport is a line of active lifestyle clothing which includes jackets, skirts, pants, tops and jeans and is targeted to the designer sportswear customer as well as our core Knitwear customers. The line is manufactured in the company’s production facilities and select outside contractors located throughout the world. The line includes various knit styles along with woven garments made from fabrics purchased primarily in Italy and Asia.

Gray & Gray. The Gray & Gray line historically included suits, coats, dresses, separates and eveningwear. The line targeted a slightly younger customer than the core Knitwear line. A portion of the line was manufactured in the company’s facilities, including various knit styles. The balance of the line was manufactured by outside contractors located in Italy using high quality European woven fabrics. Gray & Gray was carried exclusively in the company-owned retail stores. During fiscal year 2002, production of the line was halted to focus the company’s attention on its core product lines.

Shoes. The St. John Shoe line consists of pumps, sling backs, loafers, boots and sandals, manufactured in Italy using high quality Italian leather. Some shoe styles are designed to match the look and colors of the Knitwear line.

Jewelry. The Jewelry line is comprised of fashion jewelry, including earrings, necklaces, chokers, pins and bracelets. The Jewelry line is manufactured in the company’s production facilities.

Accessories. The Accessories line is comprised primarily of handbags and belts. Handbags are manufactured in Italy using the highest quality Italian leather and fabrics. Belts are manufactured primarily in the company’s production facilities.

Fragrance. The Fragrance line includes perfume, eau de parfum, perfumed body mist, body cream, lotion, body powder and bath products. The Fragrance line includes two scents, the signature fragrance, St. John, and White Camellia. Both scents are marketed as accessories to the St. John apparel line through select wholesale customers and company-owned retail stores.

Home Furnishings. The company manufactures various home furnishing items in its production facilities. These items are sold through company-owned retail stores and select wholesale customers. Until January 2003, these items were also sold in St. John Home stores.

The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.

Product Line	Selected Products	Range of Suggested Retail Prices
Knitwear
Collection	Dresses, Two-Piece Suits, Jackets, Pants, Skirts, Coats, Sweaters	$350-$1,500
Evening	Dresses, Theater Suits, Dressy Separates	$650-$3,300
Basics	Jackets, Skirts, Pants	$220-$ 950
Couture	Dresses, Gowns, Two-Piece Suits	$900-$4,500
Sport	Jackets, Skirts, Pants, Tops, Jeans	$100-$1,000
Gray & Gray	Suits, Coats, Dresses, Separates, Eveningwear	$200-$1,800
Shoes	Pumps, Sling Backs, Loafers, Boots, Sandals	$260-$ 525
Jewelry	Earrings, Necklaces, Chokers, Pins, Bracelets	$ 60-$ 335
Accessories	Handbags, Belts	$165-$1,195
Fragrance	Perfume, Bath Products	$ 25-$ 250
Home Furnishings	Barware, Candle Holders, Napkin Rings	$ 20-$ 550

Sales by Product Line

The following is a comparison of the net sales by product line for fiscal years 2002, 2001 and 2000:

	Fiscal Years
	2002	2001	2000
	(in thousands)
Knitwear	$276,038	$291,009	$278,992
Sport	61,843	48,081	30,811
Gray & Gray	703	1,514	2,343
Shoes	5,171	5,645	6,355
Jewelry	7,185	7,025	7,404
Accessories	2,775	3,400	2,871
Fragrance	618	822	1,400
Home Furnishings	1,650	1,902	319
Coats(1)	1,428	1,236	1,323
Other(2)	4,823	5,287	4,641

Total Net Sales	$362,234	$365,921	$336,459

(1)	These amounts include the sale of coats manufactured by a third party under a license agreement.
(2)	These amounts represent the sale of items in St. John Home stores which are not manufactured by the company.

Licenses

The company has licensed the right to manufacture and sell coats under the St. John name to a third party. The license expires on March 31, 2004. The St. John Coat Collection, which is manufactured under the license agreement, offers the classic style, elegance and superior quality the St. John customer has come to expect. The company retained the right to manufacture and sell coats in company-owned retail stores.

The company has also licensed to third parties the right to use the St. John name on retail stores at specified locations in South Korea and Russia. The company currently has 16 such stores located in South Korea and one in Russia.

Manufacturing

The company has developed a vertically integrated manufacturing process which it believes is unique and critical to its success. During fiscal year 2002, approximately 87% of the products sold by the company were manufactured at the company’s own facilities, while the remaining 13% were manufactured by outside contractors, primarily in Europe and Asia. The company twists and dyes its yarn, as well as knits, constructs, presses and finishes its knitwear products in its seven facilities located in Southern California and one facility located in Mexico. The company manufactures its knitwear using its highly automated electronic knitting machines coupled with a skilled labor force. The company also manufactures the hardware used on its garments as well as its Jewelry and Home Furnishing lines. Products not manufactured by the company include a portion of the Sport and Gray & Gray product lines, as well as the Shoe, Accessories and Fragrance product lines.

The company believes that its vertical integration differentiates it from other apparel manufacturers and has been critical to its success because it enables the company to manufacture products to order, maximize manufacturing flexibility and maintain superior quality control. The company believes that the ability to produce to order limits its exposure to both the inventory and market risks associated with many apparel companies that source products internationally. The company’s in-house manufacturing capabilities also enable it to quickly increase production of popular styles. The company’s ability to control the manufacturing process allows it to consistently produce garments to its high quality standards. Finally, the company believes that its vertical integration has enabled it to consistently achieve margins that are among the highest in the apparel industry.

The manufacturing process begins with the twisting together of wool and rayon on the company’s precision twisting machines in a unique process that produces the company’s signature yarn. The twisted yarn is transferred to the company’s dye house for dyeing based on garment orders received. The dyed yarn is knitted on the company’s computerized electronic knitting machines and then cut, assembled and finished in the company’s linking, seaming and hand finishing facilities. The company’s jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers and pins. The company also manufactures many of its woven products, as well as blouses, jeans and certain scarves.

The company operates a manufacturing facility in Mexico. This facility gives the company additional manufacturing capacity as well as the ability to lower the cost of certain labor-intensive items through reduced labor costs. Employees from the U.S. operations are on hand to insure that the quality control program is strictly followed.

Quality Control

The company has achieved its quality reputation by vertically integrating its manufacturing processes and maintaining control over its operations. The expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the company’s standards on a consistent and timely basis. The company’s quality control program is designed to enable all finished goods to meet the company’s standards, and includes inspection points throughout the manufacturing processes. During the manufacturing processes, every garment is individually inspected. In addition, the company uses outside contractors for the manufacturing of its shoes, handbags and certain woven products. The company has instituted procedures to maintain the quality of products manufactured by these contractors.

Design

The company designs its garments to be consistent with its classic, timeless style. To accomplish this goal, design teams reference the prior season’s designs and patterns to establish a basis for the current season’s lines. The design teams also work closely with the sales force to incorporate current consumer preferences into the season’s line. Dye lots are kept consistent with prior years to enable consumers to augment their wardrobes over several seasons. Once design parameters for a particular item are established, the design teams work with the manufacturing group to plan construction details and hardware attachments, such as buttons, to ensure efficient manufacturing. The design management team has an average of 16 years of experience with the company.

Distribution

The company’s products are distributed primarily through a select group of specialty retailers and the company’s 30 boutiques, 11 outlet stores and one home furnishing outlet.

Wholesale Customers. The company selectively distributes its products through some of the nation’s leading upscale retailers, including Saks Fifth Avenue, Neiman Marcus and Nordstrom, each of which accounted for more than 10% of the company’s net sales in fiscal year 2002 (approximately 42% collectively) and have been customers of the company for over 25, 20 and 15 years, respectively. The company distributes its products to approximately 290 locations in the United States. The company works with these and other customers to create in-store boutiques, which are designated areas devoted exclusively to the company’s products. Other significant customers of the company include select Bloomingdales, Marshall Field’s and Belks stores.

St. John Boutiques and Outlet Stores. In order to diversify its product distribution and enhance name recognition, the company began opening its own retail boutiques in 1989 and currently operates 29 such boutiques in the U.S. The boutiques showcase the company’s entire line of apparel products and have expanded the distribution and enhanced the brand awareness. The company also operates 11 outlet stores. Unlike many of its competitors, the company does not expressly manufacture product for its outlets, instead utilizing the outlets to sell seconds, design samples and slow-moving inventory from the company’s full-price boutiques.

St. John Home Stores. During 1997, the company began opening home furnishing stores and operated 3 such stores during fiscal year 2002 under the name St. John Home. In addition, the company operated one St. John Home outlet store in Nevada. St. John Home stores sell upscale home furnishings and gift items, some of which are manufactured by the company. In January 2003, the company closed the final St. John Home store and intends to close the St. John Home outlet store during fiscal year 2003.

International. The company sells its products to specialty retailers in Asia, Europe, Canada and Mexico. In Asia, the company has established relationships with a number of highly qualified retailers, including Lane Crawford in Hong Kong and China and ShinSegae in South Korea, and is seeking to increase its penetration in these accounts. In Japan, the company operates a wholly owned subsidiary that distributes its products throughout Japan and operates a number of small retail shops which are located within larger department stores and two in-hotel shops. In Hong Kong, the company operates a small retail boutique. The company’s European efforts involve expanding and upgrading its relationships with high quality independent wholesale customers, principally in the United Kingdom, Germany, Belgium, Switzerland and the Netherlands. The company distributes its products to approximately 190 locations outside the U.S. During fiscal year 2002, international sales to wholesale customers and sales through the company’s subsidiary in Japan accounted for approximately 8.5% of the company’s net sales.

The following table presents net sales by distribution category for fiscal years 2002, 2001 and 2000:

	Fiscal Years
	2002	2001	2000
	(in thousands)
Wholesale-domestic	$190,117	$214,238	$193,210
Retail-domestic	140,095	121,850	117,105
International	32,022	29,833	26,144

Total	$362,234	$365,921	$336,459

Business Segment Information

The company has two reportable business segments, wholesale and retail sales. The company’s wholesale sales business consists primarily of eight divisions: Knitwear, Sport, Gray & Gray, Shoes, Jewelry, Accessories, Fragrance and Home Furnishings. For segment reporting purposes, international sales are also included in the wholesale segment. For fiscal year 2002, retail sales were generated through the company’s boutiques, home stores and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. For segment information regarding net sales, operating profits and assets, as well as certain geographic information regarding net sales, see Note 14 of “Notes to Consolidated Financial Statements”, included herein.

Marketing

The company markets its Collection, Evening and Couture lines along with its Sport line twice a year, during the Fall and Cruise/Spring seasons. These lines are shown beginning in January for delivery between May and October and beginning in July for delivery between November and April. Orders for each of these six-month delivery periods are received after showings, and the goods are then made to order. The Shoe line is marketed four times per year. The company markets its Basics, Jewelry, Accessories, Home Furnishings and Fragrance lines throughout the year.

The company shows its product lines to wholesale buyers in its New York and Irvine showrooms. Members of the company’s senior management team work closely with major customers to develop sales plans and to determine the appropriate mix of merchandise. These detailed sales plans are based on past purchases, expected sales growth and profitability. The company also shows its products in its Dusseldorf, Germany and Tokyo, Japan showrooms as well as in other foreign countries at various times during the year using its outside sales representatives.

The company’s strategy is to sell its products to its wholesale accounts and to facilitate the sale of its products through to the ultimate consumer. The company employs a sales team, showroom personnel and customer service representatives. The sales team is currently comprised of 33 U.S. and five international field representatives. The sales team establishes and maintains in-store boutique presentations, develops close working relationships with store management and trains key sales people to be St. John specialists. The St. John specialists at certain key wholesale accounts are eligible for the company’s incentive rewards. In addition, the company’s customer service representatives monitor computerized information on each store’s sales and styles sold in an effort to track and increase sales.

In order to promote its upscale image, the company advertises in both national and international fashion magazines, including Vanity Fair, Vogue, W and Harper’s. In fiscal year 2002, the company spent approximately $13.4 million on advertising. Management believes that this advertising approach enhances the company’s image. The company’s advertising features Kelly Gray as its Signature Model. The company also designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual retailers and the company’s retail boutiques. Distribution is usually limited to target repeat purchasers or those who meet the company’s consumer profile.

Raw Materials and Suppliers

The company’s primary raw materials in the production of its knitwear are wool and rayon. In fiscal year 2002, the company purchased approximately $9.8 million of wool and approximately $3.0 million of rayon. The company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the company’s primary U.S. spinner for a set quantity of wool based on the company’s forecasted wool requirements for at least one year. Multiple spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The company generally holds an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential supply interruptions. Rayon is available in raw or dyed form from various European and Japanese suppliers.

In addition to wool and rayon, the company purchases yarn and fabric from various suppliers and has little difficulty in satisfying its requirements from Europe and Asia. Certain raw materials used in the manufacture of paillettes are purchased from a supplier in Europe. The company believes that there are limited sources for these items.

Competition

Due to its history of strong sales and market leadership in designer knitwear, the company believes that it faces limited direct competition for its core product offerings. In addition, the company believes that the risk of strong new competitors is further limited given its substantial investment in knitwear production technology and its strong relationships with its wholesale customers. In a broader context, the company does compete with such successful designers as Armani, Calvin Klein, Chanel, Donna Karan and Escada.

Trademarks

The company owns and utilizes several trademarks, principal among which are St. John®, St. John by Marie Gray®, St. John Sport® and Gray & Gray™. The company’s principal marks are registered with the United States Patent and Trademark Office and in the other major jurisdictions in the world where the company does business. The company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The company vigorously protects its trademarks against infringement.

Regulation

The company is subject to a variety of federal, state and local laws and regulations including those relating to zoning, land use, environmental protection, workplace safety and product labeling and safety. The company is also subject to laws governing its relationship with its employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Although the company believes that it is and has been in material compliance with all of the various regulations applicable to its business, the company cannot assure that requirements will not change in the future or that it will not incur significant costs to comply with such requirements.

Geographic Information

The following table presents information related to the geographic areas in which the company operated during fiscal years 2002, 2001 and 2000:

	Fiscal Years
	2002	2001	2000
	(in thousands)
Net sales:
United States	$330,212	$336,088	$310,315
Asia	21,202	18,407	16,364
Europe	5,816	6,750	6,298
Other	5,004	4,676	3,482

	$362,234	$365,921	$336,459

The Company

SJKI became the parent company of St. John Knits, Inc., a California corporation (“St. John”) and its subsidiaries as a result of mergers consummated in July 1999. On July 7, 1999, (i) SJKAcquisition, Inc., a California corporation and direct wholly owned subsidiary of SJKI, merged with and into St. John, with St. John surviving the merger (the “reorganization merger”) and (ii) Pearl Acquisition Corp. (“Pearl”), a Delaware corporation and direct wholly owned subsidiary of Vestar/Gray Investors LLC, a Delaware limited liability company, merged with and into SJKI, with SJKI surviving the merger (the “acquisition merger” and together with the reorganization merger, the “mergers”), as contemplated by the Agreement and Plan of Merger, dated as of February 2, 1999, among SJKI, St. John, SJKAcquisition and Pearl. As a result of the mergers, St. John became a wholly owned subsidiary of SJKI. Immediately after the mergers, SJKI was approximately 7% owned by former shareholders of St. John, other than Bob Gray, Marie Gray and Kelly Gray, and approximately 93% owned by Vestar/Gray Investors LLC. At the time, Vestar/Gray Investors LLC was approximately 84% owned by an affiliate of Vestar Capital Partners III, L.P., 9% owned by Bob and Marie Gray and 7% owned by Kelly Gray. The company financed the mergers with proceeds from senior secured credit facilities of $190.0 million, an equity contribution by Vestar/Gray Investors LLC of $146.5 million, a subordinated debt offering of $100.0 million and the issuance of preferred stock of $25.0 million. SJKI was incorporated in Delaware during fiscal 1999. Prior to the mergers, SJKI was incorporated in Barbados as a “large FSC” under Section 922 of the Internal Revenue Code of 1986, as amended. St. John was incorporated during 1962.

Employees

At November 3, 2002, the company had approximately 4,940 full-time employees, including 25 in management positions, approximately 270 in design and sample production, 2,650 in production, 240 in quality control, 425 in retail, 130 in sales and advertising and the balance in clerical and office positions. In addition, the company had approximately 845 full-time employees working at the company’s manufacturing facility in Mexico and approximately 70 employees working at the company’s subsidiary in Japan, principally in retail and various clerical and office positions. The company is not party to any labor agreements. The company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Risk Factors

Substantial Leverage and Debt Service. We are highly leveraged. As of November 3, 2002, we had total debt of approximately $269.3 million, of which approximately $129.7 million was senior debt, and a stockholders’ deficit of approximately $129.8 million, which resulted from the recapitalization of the company in connection with the 1999 mergers. In addition, we may borrow money under our revolving credit facility which is intended to be used primarily for working capital. Subject to restrictions in our senior credit facilities and the indenture governing our senior subordinated notes, we may borrow more money for working capital, capital expenditures, acquisitions or other purposes.

Our high level of debt could have important consequences, including the following:

•
our debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits our ability to pursue other business opportunities and implement our business strategies;

•
we will need to use a large portion of the money we earn to pay principal and interest on our senior credit facilities, our notes and on other debt, which will reduce the amount of money available to us to finance our operations and other business activities;

•	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•
we may have a much higher level of debt than our competitors, which may put us at a competitive disadvantage and may reduce our flexibility in responding to changing business and economic conditions, including increased competition.

We expect to obtain the money to pay our expenses and the principal and interest on our notes, our senior credit facilities and other debt from our operations and from loans under our revolving credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our senior credit facilities and the indenture governing our notes, may restrict us from adopting any of these alternatives.

Covenant restrictions may limit our ability to operate our business. The indenture governing our senior subordinated notes contains covenants that, among other things:

•	limit our ability to incur indebtedness and pay dividends on and redeem capital stock; and

•	create restrictions on:

•	investments in unrestricted subsidiaries;

•	distributions from some of the company’s subsidiaries;

•	the use of proceeds from the sale of assets and subsidiary stock;

•	entering into transactions with affiliates and

•	creating liens.

The indenture also restricts, subject to certain exceptions, our ability to consolidate and merge with or to transfer all or substantially all our assets to, another party.

Under our senior credit facilities, we must also comply with certain specified financial ratios and tests that may restrict our ability to make distributions or other payments to our investors and creditors and if we do not comply with these or other covenants and restrictions contained in the senior credit facilities we could default under the senior credit facilities. Such debt, together with accrued interest, could then be declared immediately due and payable. Our ability to comply with these provisions may be affected by events beyond our control.

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

We compete with numerous domestic and foreign designers, brands and manufacturers of apparel and accessories, some of which may be significantly larger and more diversified and have greater financial and other resources than we do. Increased competition from these and future competitors could reduce our sales and adversely affect our results. Because of our debt level, we may be less able to respond effectively to such competition than others.

The industry in which we operate is cyclical. Purchases of apparel generally tend to decline during recessions and also may decline at other times. A recession in the general economy or uncertainties regarding future economic prospects could affect consumer spending habits and have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more of our primary customers could have a material adverse effect on our business. We, like many of our competitors, sell to retailers. In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and in foreign markets may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. Any such change could have a negative impact on the company.

During fiscal years 2002 and 2001, net sales to our three largest wholesale customers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, totaled approximately 42% and 43% of net sales, respectively, and net sales to our largest wholesale customer, accounted for approximately 15% of net sales in both fiscal years 2002 and 2001. Although we have long-established relationships with many of our customers, we do not have any long-term sales agreements. The loss of or significant decrease in business from any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more members of our senior management team could have a material adverse effect on our business. Our success has been largely dependent on the personal efforts and abilities of the Gray family, including Bob Gray, former Chief Executive Officer, Marie Gray, Chief Designer, and Kelly Gray, Co-CEO (collectively, the “Grays”). The loss of the services of any of these executives could have a material adverse effect on our business, financial condition and results of operations. At the end of fiscal 2002, Bob Gray stepped down from his position as Chief Executive Officer. He has signed a consulting agreement with the company extending to November 3, 2005. Effective November 4, 2002, Kelly Gray and Bruce Fetter assumed the responsibilities of Chief Executive Officer of the company.

We are controlled by Vestar Capital Partners III, L.P.(“Vestar”). Vestar and the Grays beneficially own approximately 79% and 14%, respectively, of the outstanding common stock of SJKI. As a result, Vestar is able to effectively control the outcome of all matters requiring a stockholder vote, including the election of a majority of the directors of SJKI. Such ownership of common stock may have the effect of delaying, deferring or preventing a change of control.

A significant increase in the price or a decrease in the availability of wool or rayon, our primary raw materials, could have a material adverse effect on our business. Our principal raw materials are wool and rayon. In fiscal year 2002, we purchased approximately $9.8 million of wool and approximately $3.0 million of rayon. The price of wool and rayon may fluctuate significantly depending on world demand. We cannot assure that such fluctuation in the price of wool or rayon will not affect our business, financial condition and results of operations.

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

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States. We conduct international operations in Mexico, Europe, Asia and Canada. In fiscal year 2002, approximately 8% of our sales occurred outside the United States, and approximately 13% of our products were manufactured by third-party contractors, many of which were outside the United States. Our international operations are subject to risks similar to those affecting our U.S. operations in addition to a number of other risks, including:

•	lack of complete operating control;

•	currency fluctuations;

•	trade barriers;

•	exchange controls;

•	governmental expropriation;

•	foreign taxation;

•	difficulty in enforcing intellectual property rights;

•	language and other cultural barriers; and

•	political and economic instability.

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

Our financial performance on a U.S. dollar denominated basis can be significantly affected by fluctuations in currency exchange rates. From time to time we may enter into agreements to seek to reduce our foreign currency exposure, but we cannot assure that we will be successful in so doing.

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

Backlog

At November 3, 2002, the company had unfilled customer orders for the Cruise/Spring season of approximately $134 million compared with approximately $142 million as of October 28, 2001. Orders for the Cruise/Spring season are generally shipped during November through April. The company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Item 2. PROPERTIES

The principal executive offices of the company are located at 17622 Armstrong Avenue, Irvine, California 92614.

Company-owned Properties

The general location, use and approximate size of the company-owned properties are set forth below. All of such properties are used in the company’s wholesale business segment.

Location	Use		Approximate Area in Square Feet
Irvine, California	Design Facility, Sewing, Warehousing, Shipping		110,500
Tijuana, Mexico	Jewelry and Hardware Manufacturing, Sewing, Knitting		63,100
Irvine, California	Knitting		32,100
Van Nuys, California	Assembling, Sewing		27,900
San Ysidro, California	Assembling		27,300
Irvine, California	Corporate Headquarters, Showroom, Administrative Offices		25,100
Irvine, California	Knitting, Sequins Manufacturing		20,500

Leased Properties

The general location, use, approximate size and lease expiration date of the company’s principal leased properties are set forth below. All of such properties are used in the company’s retail business segment except as noted.

Location	Use	Approximate Area in Square Feet	Lease Expiration Date
Irvine, California(1)(2)	Sewing, Finishing, Shipping, Administrative Offices	175,000	7/10
Irvine, California(3)	Warehousing, Administrative Offices, Shipping	90,100	4/05
Irvine, California(2)(5)	Twisting, Dyeing, Warehousing	88,100	5/06
Alhambra, California(2)(5)	Assembling, Sewing	41,000	8/06
Santa Ana, California(2)	Jewelry and Hardware Manufacturing	25,000	5/04
Costa Mesa, California	Retail Boutique	15,400	1/14
New York, New York(2)	Showroom	12,300	6/11
New York, New York(4)	Retail Boutique	7,500	6/11
Beverly Hills, California	Retail Boutique	7,000	3/06
New York, New York(4)	Retail Boutique	6,200	6/11
Chicago, Illinois	Retail Boutique	6,000	4/03
Las Vegas, Nevada	Retail Boutique	5,600	1/09

(1)	The company leases this property from a general partnership in which the company holds a 50 % interest.
(2)	This property is used in the company’s wholesale business segment.
(3)	This property is used in both the company’s retail and wholesale business segment.
(4)	The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.
(5)	These properties are owned by partnerships in which Bob and Marie Gray own a significant interest. See Item 13 - Certain Relationships and Related Transactions.

As of November 3, 2002, annual base rents for the company’s leased properties listed in the table above ranged from approximately $180,000 to $1,400,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor’s operating expenses or fluctuations in the consumer price index in the relevant geographical area.

The company believes that there are facilities available for lease in the event that either the productive capacities of the company’s manufacturing facilities need to be expanded or a current lease of a manufacturing facility expires. The company also leases space for 28 additional retail boutiques (including three that will open in fiscal year 2003, two of which will replace existing boutiques), one additional showroom, one additional administrative and warehouse facility, 12 outlet stores (including two that will open in fiscal year 2003), two home furnishing stores (which were closed in January 2003) and one home furnishing outlet store (aggregating approximately 214,000 square feet).

Item 3. LEGAL PROCEEDINGS

The company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material effect upon the results of operations or financial condition of the company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item	5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SJKI’s common stock is quoted on the OTC Bulletin Board quotation system under the symbol “SJKI”. The following table sets forth, for each of the full quarterly periods indicated, the quarterly high and low bid quotations for SJKI’s common stock as reported by the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal 2002		Fiscal 2001
Quarter	High	Low	High	Low
Fourth	$38.00	$27.00	$50.00	$28.00
Third	38.00	32.00	38.00	22.00
Second	39.00	31.00	56.00	40.00
First	30.00	26.00	26.00	21.00

On January 27, 2003, the high and low bid quotations for SJKI’s common stock, as reported by the OTC Bulletin Board, were $32.50 and $31.50, respectively. As of January 21, 2003, there were approximately 16 holders of record of SJKI’s common stock.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, as provided in the stockholders’ agreement among SJKI, St. John, Vestar/Gray Investors, Vestar and the Grays, pursuant to Mr. Gray’s request, the company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5 million, or $55.79 per share.

On September 24, 2002 and January 19, 2003, the company issued stock options to employees and/or directors with an exercise price of $49.55 and $55.79, respectively, which represented the estimated fair market value, as determined by the board of directors, of the company’s common stock on those dates.

These valuations represent the board of director’s determination of the company’s estimated fair market value at the time such calculations were made. Such valuations are not necessarily indicative of the company’s fair market value at any other time or under any circumstances other than those in effect at the time such estimates were made. No assurance can be given that any third party will value the company’s common stock at the same price or in the same manner as the board of directors.

SJKI has never declared dividends on its common stock and does not intend to pay dividends on its common stock in the future. SJKI’s ability to pay dividends depends upon the receipt of dividends from St. John, which is a wholly owned subsidiary of SJKI. In addition, SJKI’s ability to pay dividends on its common stock is restricted by the terms of its senior credit facilities and the indenture governing its senior subordinated notes as well as limitations under applicable law and other factors the board of directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”

Item 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements of the company. This information should be read in conjunction with the company’s audited consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	November 3, 2002	October 28, 2001	October 29, 2000	October 31, 1999	November 1, 1998
	(in thousands, except per share amounts)
Income Statement Data:
Net sales	$362,234	$365,921	$336,459	$294,171	$277,900
Cost of sales	154,508	159,484	141,097	130,131	120,883

Gross profit	207,726	206,437	195,362	164,040	157,017
Selling, general and administrative expenses	143,904	137,325	123,251	114,884	102,965
Transaction fees and expenses	—	—	—	15,123	—

Operating income	63,822	69,112	72,111	34,033	54,052
Interest expense	23,674	28,344	31,787	10,224	—
Other income	358	4,036	1,000	1,197	1,369

Income before income taxes	40,506	44,804	41,324	25,006	55,421
Income taxes	16,201	18,925	17,511	10,317	22,001

Net income	$24,305	$25,879	$23,813	$14,689	$33,420

Net income allocated to common stockholders	$20,847	$21,006	$19,612	$13,461	$33,420

Net income per common share-diluted	$3.14	$3.17	$3.00	$0.98	$1.94

Dividends per share	$—	$—	$—	$0.075	$0.10

Weighted average shares outstanding-diluted	6,642	6,623	6,546	13,669	17,235

	As of
	November 3, 2002	October 28, 2001	October 29, 2000	October 31, 1999	November 1, 1998
	(in thousands)
Balance Sheet Data:
Working capital	$85,040	$71,025	$69,821	$89,140	$89,190
Total assets	235,907	222,223	218,499	206,810	182,390
Long-term debt(1)	259,104	243,291	261,847	287,321	408
Mandatorily redeemable preferred stock(1)	—	25,000	25,000	25,000	—
Redeemable common stock	54,060	27,132	29,069	29,069	—
Stockholders’ equity (deficit)(1)	(129,790)	(123,924)	(146,670)	(166,000)	161,574

(1)	The company increased its long-term debt and issued the redeemable preferred stock in connection with the 1999 mergers.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and the notes related thereto.

During the fourth quarter of fiscal year 2002, the company completed a previously announced review of the company’s accounting policy related to the recognition of real estate rental expenses. The company determined that certain adjustments were required to properly record rent expense for certain leases on a straight line basis. In conjunction with this determination, the company recorded a liability of $5.1 million for deferred rent expense, of which $4.6 million related to the prior fiscal years and $0.5 million related to fiscal year 2002. At the same time, the company separately concluded that adjustments and reclassifications were necessary in the company’s allowance for doubtful accounts, inventory balance and certain liability accounts. The net effect of these adjustments and reclassifications and the adjustment for deferred rent expense did not have a material effect on the previously issued financial statements for fiscal year 2002, and would not have had a material effect on the previously issued financial statements for prior fiscal periods.

Results of Operations

The following table is derived from the company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Fiscal Year Ended
	November 3, 2002	October 28, 2001	October 29, 2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	42.7	43.6	41.9

Gross profit	57.3	56.4	58.1
Selling, general and administrative expenses	39.7	37.5	36.6

Operating income	17.6	18.9	21.5
Interest expense	6.5	7.8	9.5
Other income	0.1	1.1	0.3

Income before income taxes	11.2	12.2	12.3
Income taxes	4.5	5.2	5.2

Net income	6.7%	7.0%	7.1%

Fiscal 2002 Compared to Fiscal 2001

Net sales for fiscal 2002 decreased by $3.7 million, or 1.0% as compared to fiscal 2001. This decrease was principally attributable to a decrease in sales to existing domestic wholesale customers of approximately $23.9 million, due in part to a decrease of approximately $10.1 million related to the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc. This decrease was partially offset by an increase in sales by company-owned retail stores of approximately $18.2 million, primarily due to the addition of eight new retail boutiques since the beginning of fiscal 2001 and significant sales increases for the boutiques located in New York and Costa Mesa, California. Sales for company-owned retail boutiques open at least one year increased 6.8% over fiscal 2001. In addition, sales to existing foreign customers also increased by approximately $1.7 million. Although the company’s net sales for fiscal 2002 decreased by 1.0% as compared to fiscal 2001, net sales for the third and fourth quarters of fiscal 2002 increased by 9.5% and 7.6%, respectively, as compared to the same periods of fiscal 2001.

Gross profit for fiscal 2002 increased by $1.3 million, or 0.6% as compared to fiscal 2001, and increased as a percentage of net sales to 57.3% from 56.4%. This increase in the gross profit margin as a percentage of net sales was primarily the result of an increase in sales by company-owned retail boutiques of $14.1 million, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers, and an increase in the gross profit margin for the Sport product line. These increases were partially offset by a decrease in the gross profit margin for the Knit product line, due to a reduction in the number of units being manufactured and sold without a corresponding decrease in the production costs.

Selling, general and administrative expenses for fiscal 2002 increased by $6.6 million, or 4.8% over fiscal 2001, and increased as a percentage of net sales to 39.7% from 37.5%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in the expenses associated with the retail division of approximately $6.9 million, resulting from the expansion of the company’s retail operations, (ii) an increase in design salaries and sample costs of approximately $1.3 million, (iii) an increase in the costs related to the company’s operations in Japan of approximately $1.2 million and (iv) an increase in salaries related to the sales departments of approximately $1.0 million. These increases were partially offset by a decrease in severance and bad debt expenses of approximately $3.0 million and $1.5 million, respectively, due to additional expenses which were recorded during fiscal 2001. Selling, general and administrative expenses increased as a percentage of net sales primarily due to a decrease in wholesale sales without a corresponding decrease in the selling, general and administrative expenses.

Operating income for fiscal 2002 decreased by $5.3 million, or 7.7% as compared to fiscal 2001. Operating income as a percentage of net sales decreased to 17.6% from 18.9% during the same period. This decrease in operating income as a percentage of net sales was primarily due to an increase in selling, general and administrative expenses as a percentage of net sales.

Interest expense for fiscal 2002 decreased by $4.7 million, or 16.5% from fiscal 2001. This decrease was primarily due a reduction in interest rates during the period.

Other income for fiscal 2002 decreased by $3.7 million as compared to fiscal 2001. This decrease was primarily due to a gain realized on the sale of equipment held by a 50% owned partnership during fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Net sales for fiscal 2001 increased by $29.5 million, or 8.8% over fiscal 2000. This increase was principally attributable to (i) an increase in sales to existing domestic wholesale customers of approximately $28.9 million, including an increase of $13.7 million in sales of the Sport product line to these customers, (ii) an increase in sales by company-owned retail stores of approximately $3.8 million, primarily due to an increase in sales for the boutiques located in Palm Desert, California and Las Vegas, and the addition of six retail boutiques and one outlet store since the beginning of fiscal 2000 and (iii) an increase in sales to existing foreign wholesale customers of approximately $3.8 million. These increases were partially offset by increased markdowns related to the company’s wholesale sales of approximately $8.6 million. Sales for company-owned retail boutiques open at least one year increased 0.6% over fiscal 2000. Net sales increased primarily as a result of increased unit sales of various product lines. As a result of the general declining economic conditions and its effect on the retail market, the company’s net sales for the third and fourth quarters of fiscal 2001 decreased approximately 2.5% and 4.4%, respectively, compared to the same periods of fiscal 2000.

Gross profit for fiscal 2001 increased by $11.1 million, or 5.7% as compared with fiscal 2000, but decreased as a percentage of net sales to 56.4% from 58.1%. This decrease in the gross profit margin was primarily due to (i) increased markdowns related to the company’s wholesale sales and (ii) a decrease in the gross profit margin for the retail boutiques due to an increase in the point of sale markdowns.

Selling, general and administrative expenses for fiscal 2001 increased by $14.1 million, or 11.4% over fiscal 2000, and increased as a percentage of net sales to 37.5% from 36.6%. This increase in selling, general and administrative expenses as a percentage of net sales was primarily due to an increase in the operating expenses as a percent of sales for the retail boutiques due to the addition of six boutiques since the beginning of fiscal 2000. New boutiques historically have reported higher selling, general and administrative expenses as a percentage of net sales. In addition, during fiscal 2001 the company incurred non-recurring costs related to severance benefits totaling approximately $3.0 million and an expense of $1.5 million to increase the reserve for uncollectable accounts receivable, related to the receivable for one of the company’s significant customers that had filed for bankruptcy. The effect of these increases was partially offset by non-recurring costs incurred during fiscal 2000 related to the litigation involving the 1999 mergers totaling approximately $1.5 million and costs incurred to repair the corporate airplane of $1.0 million.

Operating income for fiscal 2001 decreased by $3.0 million, or 4.2% over fiscal 2000. Operating income as a percentage of net sales decreased to 18.9% from 21.5% during the same period. This decrease in operating income as a percentage of net sales was primarily due to a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

Interest expense for fiscal 2001 decreased by $3.4 million over fiscal 2000. This decrease was primarily due to a reduction in interest rates and a reduction in the debt balance since the end of fiscal 2000.

Other income for fiscal 2001 increased by $3.0 million over fiscal 2000. This increase was primarily due to a gain realized on the sale of equipment held by a 50% owned partnership.

Liquidity and Capital Resources

SJKI is effectively a holding company and, accordingly, must rely on distributions, loans and other intercompany cash flows from its affiliates and subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except as may be required under applicable law, there are no significant restrictions on the transfer of funds or assets from the company’s wholly owned subsidiaries, which have guaranteed obligations of SJKI, to SJKI.

The company’s primary cash requirements are to fund payments required to service its debt, to fund its working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal year 2002, cash provided by operating activities was $42.6 million. Cash provided by operating activities was primarily generated by net income and an increase in income taxes payable while cash used in operating activities was primarily used to fund an increase in accounts receivable, deferred income tax benefit and inventories and a decrease in accounts payable. Cash used in investing activities was $16.9 million during fiscal year 2002. The principal use of cash in investing activities was for (i) the construction of leasehold improvements for new boutiques in San Francisco and San Jose, California, Short Hills, New Jersey and Orlando and Tampa, Florida, (ii) the construction of leasehold improvements for relocated boutique locations in Atlanta, Georgia and Denver, Colorado, (iii) the purchase of electronic knitting machines, (iv) upgrades to the company’s computer systems and (v) the construction of St. John shops within the company’s major wholesale customer locations. Cash used in financing activities was $21.9 million during fiscal year 2002. Cash used in financing activities included the prepayment of bank debt totaling $15.0 million, including $6.8 million required under the company’s bank agreement under the definition of excess cash flow.

As of November 3, 2002, the company had approximately $86.0 million in working capital and $30.1 million in cash and marketable securities. The company’s principal source of liquidity is internally generated funds. As part of the senior credit facilities, the company has a $25.0 million revolving credit facility which expires on July 31, 2005. The revolving credit facility is secured and borrowings thereunder bear interest at the company’s choice of the bank’s borrowing rate (4.75% at November 3, 2002) plus 1.0% or LIBOR (1.81% at November 3, 2002) plus 2.0%. The availability of funds under the revolving credit facility is subject to the company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. See “Credit Facilities” below. As of November 3, 2002, the company was in compliance with all covenants and no amounts were outstanding under the revolving credit facility. The company currently has $6.1 million of letters of credit outstanding which reduces the amount available under the revolving credit facility by a corresponding amount. The company invests its excess cash in a money market fund.

Total debt outstanding increased $17.0 million to $269.3 million at November 3, 2003, as compared to the amount outstanding at October 28, 2001. This increase was due to the conversion of the company’s mandatorily redeemable preferred stock and accrued dividends into senior subordinated 15.25% notes totaling $38.8 million. The company made payments during fiscal year 2002 on its senior secured credit facilities totaling $22.3 million, including prepayments of $15.0 million. The company’s outstanding debt is comprised primarily of senior secured credit facilities of $129.7 million, $99.1 million of senior subordinated 12.5% notes and $38.8 million of senior subordinated 15.25% notes.

The company’s primary ongoing cash requirements will be for debt service and capital expenditures. The company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The company believes it will be able to finance its debt service and capital expenditure requirements for the foreseeable future with internally generated funds and availability under the revolving credit facility. However, the company’s ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the company’s control. See “Risk Factors”.

The table below details the company’s material obligations and commitments under contracts and lease agreements in effect as of November 3, 2002:

	Fiscal Years
	2003	2004	2005	2006	2007	Thereafter	Total
	(Amounts in thousands)
12.5% notes	$—	$—	$—	$—	$—	$100,000	$100,000
15.25% notes	—	—	—	—	—	38,761	38,761
Variable rate debt	10,159	17,957	19,914	34,123	49,268	—	131,421
Operating leases	20,457	20,506	19,787	18,961	18,094	78,838	176,643
Yarn Purchase Commitment	11,070	—	—	—	—	—	11,070

Total obligations	$41,686	$38,463	$39,701	$53,084	$67,362	$217,599	$457,895

In addition to the obligations and commitments above, the company had $6.1 million in letters of credit outstanding as of November 3, 2002. The letters of credit represent guarantees on payment obligations of the company. $4.8 million of this amount represents a guarantee for the payment of future claims under the company’s workers’ compensation insurance coverage.

The company also anticipates purchasing property and equipment of approximately $21.4 million during fiscal year 2003, but is not contractually committed to do so. The estimated $21.4 million will be used principally for (i) the construction of leasehold improvements for relocated boutiques in Beverly Hills, California, Chicago, Illinois and Manhasset, New York, (ii) the construction of leasehold improvements for a new boutique in Vancouver, British Columbia and the expansion of the boutique in Houston, Texas, (iii) the purchase of electronic knitting machines, (iv) the construction of St. John shops within the company’s major wholesale customer locations, (v) the expansion of the company’s manufacturing facility in Mexico, (vi) upgrades to the company’s computer systems and (vii) the construction of leasehold improvements and related lease deposit for a flagship boutique in Japan.

The company may repurchase from time to time a portion of its senior subordinated 12.5% notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the company may be required to repurchase a portion of the common stock beneficially owned by the Grays, not to exceed $5 million in any 12 month period. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes. See Notes 9 and 10 of “Notes to Consolidated Financial Statements”, included herein.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the company from the company’s wholly owned subsidiaries that have guaranteed the company’s payment obligations under its 12.5% and 15.25% notes. See Note 15 of “Notes to Consolidated Financial Statements”, included herein.

The company has the option of calling the 15.25% notes after January 2, 2003 and before January 2, 2004. The company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the company’s credit facilities. The company intends to seek such approval and call the notes during the 12 month window discussed above. There can be no assurance that such approval will be obtained or that the notes will be called and as a result the outstanding balance has been classified as long-term debt in the accompanying balance sheet. See Notes 9 and 10 of “Notes to Consolidated Financial Statements”, included herein.

SJKI did not make any payment of dividends during fiscal years 2002, 2001 and 2000, and does not anticipate the payment of any cash dividends on its common stock in the future.

The company’s EBITDA (EBITDA generally represents the net income of the company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income) as defined in its credit agreement for its senior secured credit facilities was $80.4 million and $84.5 million for fiscal years 2002 and 2001, respectively. EBITDA is not a defined term under GAAP and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA may not be prepared consistent with similarly titled measures used by other companies. The company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA for fiscal years 2002 and 2001:

	Fiscal Years
	2002		2001
	(in thousands)
Consolidated net income	$24,305		$25,879
Income taxes	16,201		18,925
Interest expense	23,674		28,344
Depreciation and amortization	15,681		14,778
Gain on sale of partnership asset	—		(2,517	)(1)
Other	532	(2)	(895	)(3)

Consolidated EBITDA	$80,393		$84,514

(1)	This amount represents the company’s portion of a gain recorded on the sale of equipment by a partnership in which the company is a 50% owner.
(2)
This amount is comprised primarily of (i) interest income which is included in net income but excluded from the calculation of EBITDA, (ii) the company’s portion of a loss recorded by a 50% owned partnership which is included in net income but excluded from the calculation of EBITDA and (iii) deferred rent expenses for fiscal 2002 which is included in net income but excluded from the calculation of EBITDA.

(3)	This amount is comprised primarily of interest income.

Credit Facilities

The company’s credit agreement provides for an aggregate principal amount of loans totaling $215 million. The credit agreement consists of three facilities: (i) tranche A facility totaling $75 million which matures July 31, 2005, (ii) tranche B facility totaling $115 million which matures July 31, 2007 and (iii) the revolving credit facility totaling $25 million which matures July 31, 2005.

Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, which is based upon the leverage ratio of the company, but cannot exceed the banks’ borrowing rate plus 2.0% or LIBOR plus 3.0%. Borrowings under the tranche B facility bear interest at a floating rate, which is also based upon the leverage ratio of the company, but cannot exceed the banks’ borrowing rate plus 2.5% or LIBOR plus 3.5%. In addition, the company is required to pay a commitment fee on the unused portion of the revolving credit facility of up to 0.5% per year.

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

Senior Subordinated 12.5% Notes

In addition to the credit facilities described above, the company sold $100 million of senior subordinated notes (the “notes”) to help finance the 1999 mergers. The notes are unsecured and mature on July 1, 2009. The notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on the notes is payable semiannually to the holders of record. The notes are subject to redemption by the company on or after July 1, 2004. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default.

Senior Subordinated 15.25% Notes

During fiscal year 2002, Vestar/SJK Investors LLC and the Gray family, the holders of all of the company’s 15.25% mandatorily redeemable preferred stock, sold their interest therein to a third party. Vestar/SJK Investors LLC is owned by Vestar Capital Partners III, L.P. (“Vestar”). Four of the company’s non-executive directors are affiliates of Vestar. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. On July 2, 2002, the preferred stock plus accrued dividends were converted to notes with an aggregate balance of $38.8 million. The company will have the option to redeem the notes in cash for the face value of the notes plus accrued and unpaid interest after January 2, 2003 and before January 2, 2004. After January 2, 2004, the company’s call option will expire and the securities will be non-callable until July 7, 2004. At that date, the securities will be callable starting at 106.25% of the principal amount plus accrued and unpaid interest and decreasing ratably to face value plus accrued and unpaid interest at maturity on July 7, 2009. The company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the company’s credit facilities. The company intends to seek such approval and call the notes during the 12 month window discussed above. There can be no assurance that such approval will be obtained or that the notes will be called and as a result the outstanding balance has been classified as long-term debt in the accompanying balance sheet. Interest on such notes is accrued at 15.25%, but is payable semiannually at 12.5% to the holders of record. The 15.25% notes limit, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments, and contains customary events of default.

Redeemable Common Stock

In connection with the mergers, SJKI entered into a stockholders’ agreement with St. John, Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the notes.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, as provided in the stockholders’ agreement, pursuant to Mr. Gray’s request, the company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5 million, or $55.79 per share.

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

Inventories

Inventories are stated at the lower of the cost to purchase and/or manufacture the inventory or the current estimated market value (lower of cost or market). The company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the company’s estimated forecast of product demand and production requirements. Any significant change in the anticipated demand for the company’s products could cause the company to revise its estimate of excess and obsolete inventory, which could affect the company’s reported results.

Revenue Recognition

Sales to the company’s wholesale customers are recognized when the goods are shipped and title passes. Sales are recognized upon purchase by customers at the company’s retail store locations at the point of sale. The company has recorded reserves to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers changes significantly, the company’s reported results could be affected.

Wholesale Markdowns

The company has arrangements with some of its major wholesale customers which may result in the company reimbursing them for markdowns. The company records an estimate of its liability under these arrangements at the time of sale, based upon historical experience. These estimates are based in part on projected sales and markdowns for these customers into the future. While historical experience has been within management’s expectations, any significant variation from the projected sales or markdowns could cause the company to change its estimates. Any such change in the company’s estimates could affect the company’s reported results.

Accounts Receivable

The company performs ongoing credit evaluations of its wholesale customers and adjusts credit limits based upon payment history and the customer’s current financial status. The company continuously monitors its customer payments and maintains a provision for estimated credit losses based upon the company’s historical experience and any specific customer collection issues that have been identified. The company’s accounts receivable are concentrated in the apparel industry, primarily with its three major customers. The risk of collection is concentrated within this industry and with these specific customers. As a result of this concentration, a change in the credit worthiness of the companies within the apparel industry could cause the company to revise its estimate of credit losses, which could have a significant effect on the company’s reported results.

Insurance Program

Beginning on January 1, 2002, the company became partially self-insured for its workers’ compensation insurance coverage. Under this insurance program the company is liable for a deductible of $500,000 for each individual claim. The company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience. The estimated costs include the estimated future cost of all open claims. The company will continue to adjust the estimates as the actual experience dictates. A significant change in the number or dollar amount of claims could cause the company to revise its estimate of potential losses and affect its reported results.

New Accounting Pronouncements

See Note 2(q) “New Accounting Pronouncements” included under the caption “Notes to Consolidated Financial Statements” included elsewhere in this document.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements which describe the company’s beliefs concerning future business conditions and the outlook for the company based on currently available information. Wherever possible the company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the company’s anticipated purchases of property and equipment during fiscal 2003, (ii) the company’s belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and borrowings under the revolving credit facility and (iii) the company’s anticipation that it will not pay cash dividends on its common stock in the future.

These forward looking statements are subject to risks, uncertainties and other factors which could cause the company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See “Business-Risk Factors.” In addition to the factors that may be described in this report, the following factors could cause actual results to differ from those expressed in any forward looking statements made by the company: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the financial health of the company’s principal customers, (iii) the company’s ability to develop, market and sell its products, (iv) increased competition from other manufacturers and retailers of women’s clothing and accessories, (v) general economic conditions and (vi) the inability of the company to meet the financial covenants under its credit facilities and indenture.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the company may enter into foreign exchange forward contracts. These contractual arrangements are typically entered into with a major financial institution. The company does not hold derivative financial instruments for speculative trading.

The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the company prices its products. The company’s primary exposure to foreign exchange fluctuation is on the Euro. The company did not hold any forward contracts at November 3, 2002. At October 28, 2001, the company had contracts maturing through April 30, 2002 to sell 1.3 million Euros at a rate of .89 U.S. dollars to the Euro.

The company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the company may enter into forward contracts. The company did not hold any forward contracts at November 3, 2002. At October 28, 2001, the company had contracts maturing through May 31, 2002 to purchase 2.6 million Euros at a rate of .85 U.S. dollars to the Euro. Combined with the contracts to sell Euros, the total fair value at October 28, 2001 was $106,999, which was recorded as a component of stockholders’ equity and comprehensive income.

The company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the 1999 mergers. During October 1999, the company entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45 million of this debt. The agreement expired on July 7, 2002. The agreement set a cap rate for LIBOR contracts at 8.5%. The agreement also set a minimum floor rate of 5.37%. Beginning in fiscal 2001, and continuing through the expiration, LIBOR decreased below the floor rate and the company made payments under the agreement. The fair value of the interest rate collar agreement was a liability of approximately $825,000 at October 28, 2001. At November 3, 2002, the company had no outstanding hedging contracts associated with interest rates.

The company also holds fixed rate subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Assuming that the balance of variable rate debt remains constant, a one percentage point increase in LIBOR from the first day of the year would result in an increase in interest expense of approximately $1.3 million.

The table below details the principal amounts due and the average nominal interest rates for the debt in each category based on the expected maturity dates and applicable amortization schedules. The carrying value of the variable rate debt approximates fair value as the interest rate is adjusted to market periodically. The 12.5% subordinated debt is publicly traded and the fair value is based upon the quoted market value at November 3, 2002.

	Fiscal Years					Thereafter	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands)
Fixed rate subordinated notes	$—	$—	$—	$—	$—	$100,000	$100,000	$104,000
Average interest rate						12.5%	12.5%

Fixed rate subordinated notes	$—	$—	$—	$—	$—	$38,761	$38,761	$38,761
Average interest rate						15.25%	15.25%

Variable rate debt	$9,727	$17,933	$19,890	$32,846	$49,268	$—	$129,664	$129,664
Average interest rate(1)	4.5%	4.5%	4.5%	4.5%	4.5%	—	4.5%

Variable rate notes payable	$24	$24	$24	$1,277	$—	$—	$1,349	$1,349
Average interest rate(1)	3.25%	3.25%	3.25%	3.25%	—	—	3.25%

(1) The average interest rate is based upon the actual rate in place as of November 4, 2002.

The company does not believe that the future market rate risks related to the above securities will have a material impact on the company or the results of its operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” for a listing of the consolidated financial statements and supplementary data filed with this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF ST. JOHN KNITS INTERNATIONAL, INCORPORATED

The following sets forth certain information concerning the directors and executive officers of SJKI:

Name	Position with St. John Knits International	Age
James Kelley	Chairman of the Board	48
Kelly Gray	Director and Co-Chief Executive Officer	36
Bruce Fetter	Director and Co-Chief Executive Officer	48
Marie Gray	Chief Designer	66
Roger Ruppert	Executive Vice President–Finance and Chief Financial Officer	59
Bob Gray	Director and Honorary Chairman	77
Daniel O’Connell	Director	48
Sander Levy	Director	41
Christopher Henderson	Director	35
Philip Miller	Director	64

Biographical Information

James Kelley, a director of the company since July 1999, was appointed as Chairman of the Board in November 2002. Mr. Kelley is President of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Kelley is a director of Consolidated Container Holdings, LLC, Michael Foods, Inc. and SAB Wabco Group AB.

Kelly Gray, a director of the company since October 1994, was appointed Co-Chief Executive Officer of the company in November 2002. She served as President of the company from April 1996 until November 2002 and as Creative Director of the company from June 1991 until December 1995. She also served as Executive Vice PresidentCreative Director from December 1995 until April 1996. In addition, she has been the company’s Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the company’s advertising department from 1988 to June 1991. Prior to heading the advertising department of the company, Ms. Gray held various other administrative positions with the company. Ms. Gray is the daughter of Bob Gray and Marie Gray.

Bruce Fetter, a director of the company since November 2002, was appointed Co-Chief Executive Officer of the company in November 2002. He served as Co-President and Chief Operating Officer of the company from October 2001 until November 2002. He served as Executive Vice President and Chief Operating Officer of the company from June 1999 until October 2001. Prior to that he served as Senior Vice President and Chief Operating Officer of the company from November 1997. He joined the company in January 1997 as Vice PresidentDistribution and in April 1997 was appointed Senior Vice PresidentOperations. From August 1994 to December 1996 he held the position of Vice PresidentLogistics for Bob’s Stores, a division of the Melville Corporation.

Marie Gray, a co-founder of St. John, has served as Chief Designer of the company since its inception in 1962. Ms. Gray served as Secretary of the company from March 1993 to November 2002. Prior to forming St. John, Ms. Gray was a fashion model, served as hostess of the Queen For a Day television show and was a fit model for some of the leading designers in the Los Angeles area. Ms. Gray is the wife of Bob Gray and the mother of Kelly Gray.

Roger Ruppert was appointed Executive Vice President-Finance and Chief Financial Officer of the company in October 2002. He served as Senior Vice PresidentFinance and Chief Financial Officer of the company from October 1986 to October 2002. Prior to joining the company, Mr. Ruppert was Vice PresidentFinance and Chief Financial Officer of Cardis Corporation, a publicly traded auto parts distributor, from October 1985 to October 1986. Mr. Ruppert is a certified public accountant.

Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer effective at the close of business on November 3, 2002. He is a co-founder of St. John and served as Chairman of the Board of the company since its inception in 1962. Mr. Gray remains a director of the company and Honorary Chairman of the Board. He also served as Chief Executive Officer of the company from its inception until February 2001 and was re-appointed Chief Executive Officer in October 2001. Prior to forming St. John, Mr. Gray held various sales and production positions with Cannady Creations, a small sportswear company, from 1952 to 1962, his last position being General Manager. Mr. Gray is the husband of Marie Gray and the father of Kelly Gray.

Daniel O’Connell, a director of the company since July 1999, is the Chief Executive Officer and founder of Vestar Capital. Mr. O’Connell is a director of Aearo Corporation, Cluett American Corp., Insight Communications Company, Inc., Remington Products Company L.L.C., Siegelgale Holdings, Inc. and Sunrise Medical Inc.

Sander Levy, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Levy is a director of Cluett American Corp. and Gleason Corporation.

Christopher Henderson, a director of the company since June 2001, is a Managing Director of Vestar Capital and has been a member of the firm since 1993. Mr. Henderson is a director of Michael Foods, Inc.

Philip Miller became a director of the company on January 9, 2003. Mr. Miller is the President of Philip B. Miller Associates. Prior to starting his own company, he served as Chairman and CEO of Saks Fifth Avenue and Chairman and CEO of Marshall Field’s. Mr. Miller is a director of Kenneth Cole, Puig USA and Tri-Artisan Partners

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by the Chief Executive Officer of the company and the other four most highly compensated executive officers (collectively, the “Named Executive Officers”) for services in all capacities to SJKI and its subsidiaries for the fiscal years indicated:

				Long Term Compensation
	Annual Compensation(1)			Awards
				Shares of Common Stock underlying Options
	Year	Salary(2)
Bob Gray	2002	$627,993		—
Chairman and Chief Executive Officer	2001	532,408		—
	2000	1,584,419		—

Marie Gray	2002	834,533		—
Chief Designer	2001	565,734		—
	2000	525,710		—

Kelly Gray	2002	1,187,705	(3)	—
Co-President	2001	916,524	(3)	—
	2000	879,458	(3)	—

Bruce Fetter	2002	685,701		25,000
Co-President and Chief Operating Officer	2001	425,649		8,333
	2000	379,331		—

Roger Ruppert	2002	340,908		1,667
Chief Financial Officer	2001	324,421		—
	2000	313,942		—

(1)
The company has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the Named Executive Officers for each of the fiscal years 2002, 2001 and 2000 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for such year or $50,000. Therefore, any such amounts are not included in the table.

(2)	The amounts shown in this column include amounts and awards accrued during each of fiscal years 2002, 2001 and 2000 that were earned but not paid in such fiscal year.

(3)	This amount includes modeling fees of $500,000 which were paid to Ms. Gray during fiscal year 2002 and $400,000 which were paid during fiscal years 2001 and 2000.

Employment Agreements

The company has employment agreements with Marie Gray, Kelly Gray and Bruce Fetter. The employment agreements expire on December 31, 2004. The agreements provide for the payment of a base salary at the rate of $750,000 for each of Marie Gray, Kelly Gray and Bruce Fetter. In addition, under Kelly Gray’s employment agreement, the company will compensate Ms. Gray $500,000 each year for her position as the Signature Model of the company.

In the event of termination of employment by the company with “cause”, or by the executive without “good reason”, the employment agreements provide that such executive will only receive salary and health benefits through the date of termination. In the event of termination of employment by the company without “cause”, or by the executive with “good reason”, Marie Gray and Kelly Gray would receive continued salary payments for one year and health benefits for the longer of the remainder of the term of the agreement or six months. Bruce Fetter would receive continued salary payments and health benefits for one year. Each employment agreement provides that the company shall pay severance benefits in the form of salary and health benefits continuation for a period equal to one month for each year of service, up to a maximum of 18 months, if the executive’s employment is terminated by reason of a disability. In cases where the employee’s employment is terminated by reason of the employee’s death, the company generally will provide certain health insurance benefits to the employee’s immediate family for a period of six months.

Under Marie and Kelly Gray’s employment agreements, each would also receive a lump sum payment of $1,500,000 if they terminated their employment agreement for “good reason” due to the fact that a successor company did not assume their employment agreements. Under Bruce Fetter’s employment agreement, in the event of a change of control wherein he is terminated by the company without “cause”, or he terminates his employment for “good reason” within one year after such change in control or within 12 months of such change in control his employment expires without being renewed for another year, he would receive salary and health benefits continuation for a period of 18 months.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to the Named Executive Officers concerning the number of stock options granted during the fiscal year ended November 3, 2002:

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Bob Gray	—	—	$—	—	$—	$—
Marie Gray	—	—	—	—	—	—
Kelly Gray	—	—	—	—	—	—
Bruce Fetter	25,000	46.2%	30.00	1/25/2012	471,750	1,195,250
Roger Ruppert	1,667	3.1%	30.00	1/25/2012	31,456	79,699

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended November 3, 2002 and unexercised options held by each such officer as of November 3, 2002:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bob Gray	—	—	72,736	36,368	$1,875,861	$937,931
Marie Gray	—	—	72,736	36,368	1,875,861	937,931
Kelly Gray	—	—	96,980	48,490	2,501,114	1,250,557
Bruce Fetter	—	—	11,666	38,334	300,866	988,634
Roger Ruppert	—	—	4,999	5,001	128,924	128,976

(1)
All stock options listed above have an exercise price of $30. The estimated fair market value of the Company’s common stock at November 3, 2002, as determined by the board of directors, was $55.79. See Item 5—Market for the Registrant’s Common Equity and Related Stockholder Matters.

Director Compensation

Directors holding salaried positions with the company, or with Vestar, will not receive compensation for their services as a director. Bob Gray is currently acting as a consultant to the company and will not receive any compensation for his services as a director. All other directors will receive $40,000 annually for their services as a director, in addition to an attendance fee of $2,500 for each board meeting that is attended in person and $500 for each board or committee meeting attended telephonically. During January 2003, the company appointed Mr. Miller as a director. Mr. Miller is currently the only director eligible to receive this compensation. The board granted Mr. Miller 10,000 stock options. The options have an exercise price equal to the fair market value of the shares at the date of grant, have a life of 10 years and will vest over a five year period.

Compensation Committee Interlocks and Insider Participation

The company does not have a compensation committee. Issues regarding executive’s compensation are addressed by the full board of directors. Bob and Kelly Gray participated in deliberations regarding executive compensation during fiscal year 2002. See “Item 13—Certain Relationships and Related Transactions” for a discussion of certain transactions between the company and Bob and Kelly Gray.

Item	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of January 29, 2003 regarding the beneficial ownership of SJKI’s common stock by: (i) each person who is known by SJKI to be the beneficial owner of more than 5% of the common stock; (ii) each of the directors of SJKI; (iii) each Named Executive Officer; and (iv) all current directors and executive officers of SJKI as a group.

Name	Approximate Number of Shares Beneficially Owned	Percentage Owned
Vestar/Gray Investors LLC(1)	6,000,584	92.94%
1225 17th Street, Suite 1660 Denver, Colorado 80202
Bob Gray(2)	612,623	9.28%
Marie Gray(2)	612,623	9.28%
Kelly Gray(3)	509,191	7.77%
Bruce Fetter(4)	20,082	*
Roger Ruppert(5)	6,332	*
Daniel O’Connell(6)	5,121,222	79.32%
James Kelley(6)	5,121,222	79.32%
Sander Levy(6)	5,121,222	79.32%
Christopher Henderson(6)	5,121,222	79.32%
Philip Miller	—	*
All current directors and executive officers as a group (ten persons)(7)	6,269,450	93.26%

*	less than 1%

(1)
Vestar Capital Partners III, L.P., 245 Park Avenue, New York, New York 10167, beneficially owns 5,121,222 shares, or approximately 79%, of SJKI’s common stock through its controlling interest in Vestar/SJK Investors LLC, which owns approximately 85% of Vestar/Gray Investors.

(2)
Includes 467,151 shares which are beneficially owned (through Vestar/Gray Investors) by the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries. In addition, includes 145,472 shares issuable upon exercise of options exercisable at or within 60 days of January 29, 2003. Bob and Marie Gray each held 72,736 of such option shares. The address is 17622 Armstrong Avenue, Irvine, California, 92614.

(3)
Includes 357,571 shares which are beneficially owned through Vestar/Gray Investors. In addition, includes 54,640 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Ann Gray Trust, of which Kelly Ann Gray serves as trustee and sole beneficiary. Also includes 96,980 shares issuable upon exercise of options exercisable at or within 60 days of January 29, 2003. The address is 17622 Armstrong Avenue, Irvine, California, 92614.

(4)	Includes 18,332 shares issuable upon exercise of options exercisable at or within 60 days of January 29, 2003.

(5)	Includes 5,332 shares issuable upon exercise of options exercisable at or within 60 days of January 29, 2003.

(6)
Includes shares beneficially owned by Vestar. Each of Mr. O’Connell, Mr. Kelley, Mr. Levy and Mr. Henderson disclaims the existence of a group and disclaims beneficial ownership of the common stock not held by him.

(7)	Includes 266,116 shares issuable upon exercise of options exercisable at or within 60 days of January 29, 2003.

Equity Compensation Plan Information

The following table provides information about the company’s shares of common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of November 3, 2002:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders(1)	602,097	$30.11	125,197

Total	602,097	$30.11	125,197

(1)
Represents options granted under the 1999 St. John Knits International, Incorporated Stock Option Plan, which was approved by the company’s board of directors in connection with the 1999 mergers. The Plan was adopted to permit the grant of options to employees of the company as an additional incentive by allowing them to benefit directly from its growth, development and financial success. Options to purchase an aggregate of 727,360 shares were authorized for issuance under the Plan. Options may be granted under the Plan at an exercise price to be determined by the Plan Administrator, and have a term of ten years, subject to earlier termination in certain events related to termination of employment. Each option issued to date was granted at the fair market value on the date of grant. The options become exercisable in installments as determined by the Plan Administrator, generally over a period of three to five years from the date of grant. To the extent not already exercisable, the options generally become exercisable upon a change in control transaction.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company leases a manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries, has a 50% general partnership interest. The lease is for a five-year term expiring on May 31, 2006, with the company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $69,000, with annual increases of 4%. During fiscal years 2002, 2001 and 2000, the company paid GM Properties approximately $809,000, $783,000 and $756,000, respectively, under this lease.

The company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2006, with the company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $27,000, with annual increases of 4%. During fiscal years 2002, 2001 and 2000, the company paid Alhambra Partners approximately $318,000, $308,000 and $295,000, respectively, under this lease.

The company periodically rents the use of an airplane from BK Air, a partnership which is owned equally by Bob Gray and Kelly Gray. BK Air owns a fractional interest in an airplane. Payments made to BK Air for the use of the airplane are the same as those paid by BK Air. During fiscal years 2002 and 2001, the company paid BK Air approximately $126,000 and $50,000, respectively, under this arrangement.

The company subleases a warehouse facility from Michael Gray, the son of Bob Gray. The building is owned by a partnership comprised of BK Air and Michael Gray. The sublease is for a five-year term expiring on May 31, 2006. The current base monthly lease payment under the sublease is approximately $9,000. During fiscal years 2002 and 2001, the company paid Michael Gray approximately $108,000 and $44,000, respectively, under this sublease.

The company leases its retail boutique located in Denver, Colorado from Steele & Second Avenue, LLC, a Delaware limited liability company in which the Gray Family Trust has a 60% ownership interest. The balance of the partnership is owned by a former vice president of the company. The lease is for a 10 year term expiring on March 31, 2012, with the company having an option to extend the lease for two five-year terms at lease amounts to be agreed upon. The current base monthly lease payment under this lease is approximately $15,000, with annual increases of 3%. During fiscal year 2002 the company paid Steele & Second Avenue, LLC approximately $128,000 under this lease.

Effective April 30, 2002, the company loaned $500,000 to Bruce Fetter, the Co-President and Chief Operating Officer at the time. The loan accrues interest at 2.9% per year and is payable in full on April 30, 2005.

The company has entered into a consulting agreement with Bob Gray, a current director and former Chief Executive Officer. The agreement commenced November 4, 2002 and expires November 3, 2005. Mr. Gray will receive compensation under the agreement of $500,000 in the first year and $250,000 in the following two years.

The company periodically rents certain personal property from Ocean Air Charters, Inc. (“Ocean”), in which Bob Gray and Marie Gray are the sole shareholders. During fiscal years 2002, 2001 and 2000, the company paid approximately $5,000, $9,000 and $3,000, respectively, with respect to such property. In addition, St. John and Ocean each hold a 50% ownership interest in a partnership (“partnership”) which owns an airplane. As of November 3, 2002, each partner had a net capital investment in the partnership of approximately $4,617,000. During fiscal years 2002, 2001 and 2000, the partnership leased the airplane to the company and received lease payments totaling approximately $1,200,000, $1,123,000 and $953,000, respectively. As of October 31, 2002, St. John and the partnership entered into a lease agreement for the airplane expiring October 31, 2003, at a lease rate of $100,000 per month. The company has not guaranteed any debt of Ocean.

The company rents the hangar used to store the airplane from Ocean. The agreement is on a month-to-month basis. The current monthly rent is $4,500. During fiscal years 2002, 2001 and 2000, the company paid to Ocean approximately $50,000, $49,000 and $26,000, respectively, for the rental of this property.

Each of the arrangements between the company and entities controlled by the Gray family is, in the opinion of the board of directors, on terms no less favorable to the company than those that were available from persons not affiliated with the company.

Certain Agreements Relating to the 1999 Mergers

Vestar Capital, SJKI and St. John have entered into a management agreement. Under the agreement, Vestar Capital provides management services, including advisory and consulting services, in relation to the selection, supervision and retention of independent auditors, outside legal counsel, investment bankers or other financial advisors or consultants. For these services, SJKI pays Vestar Capital an annual fee of $500,000 and reimburse Vestar Capital for all out-of-pocket expenses. The management agreement will terminate if Vestar Capital and its partners and their respective affiliates, through Vestar/Gray Investors or otherwise, hold, in the aggregate, less than 50% of the SJKI stock beneficially owned by Vestar immediately following the closing of the mergers and cease to control a majority of SJKI’s board of directors.

SJKI is approximately 93% owned by Vestar/Gray Investors. Vestar beneficially owns approximately 85%, and the Grays beneficially own approximately 15%, of Vestar/Gray Investors. The Vestar/Gray Investors limited liability company agreement provides, among other things, that Vestar may appoint a majority of SJKI’s directors.

SJKI has entered into a stockholders’ agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that (i) prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI, or, under some circumstances, St. John, to purchase the shares of SJKI common stock beneficially owned by such employee, up to a maximum of $5.0 million worth of such common stock for all Gray employees during any 12-month period; and (ii) prior to a public offering of SJKI common stock, if any of the Grays is terminated without “cause” or resigns for “good reason,” as these terms are defined in their current respective employment agreements with the company, then he or she will have the right to require SJKI, or, under some circumstances, St. John, to purchase shares of SJKI common stock beneficially owned by such employee, up to a maximum of 25% of the common stock beneficially owned by all such terminated or resigning Gray employees during any 12-month period.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, in accordance with the terms of the stockholder agreement, pursuant to Mr. Gray’s request, the company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5 million, or $55.79 per share.

The stockholders’ agreement also provides that each of the Grays, so long as he or she is employed by the company and for a period of five years after he or she ceases to be so employed, will not, directly or indirectly, engage in the design, manufacturing, production, marketing, sale or distribution of women’s clothing or accessories anywhere in the world in which the company is doing business, other than through his or her employment with the company. The agreement also provides that if Kelly Gray is terminated without “cause” or resigns for “good reason”, as defined under her current employment agreement, the term of the non-compete period will be reduced to three years, and, subject to restrictions, she will be permitted to engage in certain otherwise competitive activities.

Item	14. CONTROLS AND PROCEDURES

Evaluation	of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the co-chief executive officers and the chief financial officer, of the design and operation of the company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the co-chief executive officers and the chief financial officer concluded that the design and operation of the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of the co-chief executive officers’ and chief financial officer’s most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item	15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements—See “Index to Consolidated Financial Statements”
2. Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”
3. Exhibits—See “Exhibit Index”

(b) Reports on Form 8-K

On October 15, 2002, the company filed a Current Report Form 8-K reporting under Item 5 the appointment of Kelly Gray and Bruce Fetter as Co-Chief Executive Officers of the company, succeeding Bob Gray.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of St. John Knits International, Incorporated

We have audited the accompanying consolidated balance sheet of St. John Knits International, Incorporated and subsidiaries as of November 3, 2002 and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for the fiscal year ended November 3, 2002. Our audit also included the consolidated financial statement schedule for the fiscal year ended November 3, 2002 listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of St. John Knits International, Incorporated and its subsidiaries as of November 3, 2002, and the results of their operations and their cash flows for the fiscal year ended November 3, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the fiscal year ended November 3, 2002, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
January 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To St. John Knits International, Incorporated:

We have audited the accompanying consolidated balance sheets of ST. JOHN KNITS INTERNATIONAL, INCORPORATED (a Delaware corporation) and subsidiaries as of October 28, 2001 and October 29, 2000, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 28, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Orange County, California
December 21, 2001

This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	November 3, 2002	October 28, 2001
A S S E T S
Current assets:
Cash and cash equivalents	$30,129,208	$26,210,874
Investments	6,713	10,045
Accounts receivable, net	31,344,914	25,512,903
Inventories	54,705,873	52,497,697
Deferred income tax benefit	13,383,637	13,815,985
Other	3,857,975	3,702,444

Total current assets	133,428,320	121,749,948

Property and equipment:
Machinery and equipment	68,781,604	68,272,493
Leasehold improvements	48,186,803	42,339,225
Buildings	23,782,871	23,699,445
Furniture and fixtures	13,748,486	9,757,411
Land	8,798,320	8,798,320
Construction in progress	2,714,513	2,215,527

	166,012,597	155,082,421
Less—Accumulated depreciation and amortization	82,250,167	72,713,841

	83,762,430	82,368,580

Deferred financing costs	8,100,736	10,107,345
Deferred income tax benefit	3,217,500	—
Other assets	7,398,360	7,997,366

	$235,907,346	$222,223,239

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,873,932	$8,961,470
Accrued expenses	16,803,824	15,669,641
Dividends payable	—	10,302,516
Current portion of long-term debt	10,159,054	9,005,724
Accrued interest expense	6,352,267	4,864,191
Income taxes payable	7,201,500	1,921,035

Total current liabilities	47,390,577	50,724,577
Long-term debt, net of current portion	259,103,889	243,290,691
Deferred rent	5,143,785	—

Total liabilities	311,638,251	294,015,268

Mandatorily redeemable preferred stock, $100 stated value: Authorized—2,000,000 shares, issued and outstanding—none and 250,000 shares, respectively	—	25,000,000

Redeemable common stock—par value $0.01, issued and outstanding—968,983 shares	54,059,562	27,131,524

Commitments and contingencies (notes 8 and 13)
Stockholders’ equity (deficit):
Common stock, par value $0.01 per share : Authorized—10,000,000 shares, issued and outstanding—5,577,257 shares	55,772	55,772
Additional paid-in capital	93,093,303	120,021,341
Unrealized loss on securities	(44,148)	(40,826)
Unrealized gain on hedging transactions	—	106,999
Cumulative foreign currency translation adjustment	174,298	(150,371)
Accumulated deficit	(223,069,692)	(243,916,468)

Total stockholders’ deficit	(129,790,467)	(123,923,553)

	$235,907,346	$222,223,239

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended
	November 3, 2002	October 28, 2001	October 29, 2000
Net sales	$362,234,249	$365,920,697	$336,458,871
Cost of sales	154,507,656	159,484,269	141,096,934

Gross profit	207,726,593	206,436,428	195,361,937
Selling, general and administrative expenses	143,904,391	137,325,012	123,251,422

Operating income	63,822,202	69,111,416	72,110,515
Interest expense	23,674,157	28,344,453	31,786,855
Other income	358,063	4,037,768	1,000,246

Income before income taxes	40,506,108	44,804,731	41,323,906
Income taxes	16,201,099	18,925,381	17,510,814

Net income	24,305,009	25,879,350	23,813,092
Preferred stock dividends	3,458,233	4,872,942	4,201,100

Net income allocated to common stockholders	$20,846,776	$21,006,408	$19,611,992

Comprehensive income, net of tax:
Net income	$24,305,009	$25,879,350	$23,813,092
Foreign currency translation adjustments	194,812	(175,099)	(146,395)
Unrealized gain (loss) on hedging transactions	(64,203)	61,803	—
Unrealized loss on securities	(1,993)	(2,403)	(4,843)

Comprehensive income	$24,433,625	$25,763,651	$23,661,854

Net income per common share:
Basic	$3.18	$3.21	$3.00

Diluted	$3.14	$3.17	$3.00

Shares used in the calculation of net income per common share:
Basic	6,546,240	6,546,193	6,546,174

Diluted	6,641,544	6,622,625	6,546,174

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)			Accumulated Deficit	Total
	Number of Shares	Amount		Cumulative Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Hedging
Balance October 31, 1999	5,577,191	$55,772	$118,081,394	$406,823	$(28,261)	$—	$(284,515,410)	$(165,999,682)
Dividends accrued for preferred stock	—	—	—	—	—	—	(4,201,100)	(4,201,100)
Unrealized loss on securities	—	—	—	—	(8,404)	—	—	(8,404)
Foreign currency translation adjustment	—	—	—	(254,047)	—	—	—	(254,047)
Recapitalization transaction	—	—	—	—	—	—	(19,458)	(19,458)
Net income	—	—	—	—	—	—	23,813,092	23,813,092

Balance October 29, 2000	5,577,191	55,772	118,081,394	152,776	(36,665)	—	(264,922,876)	(146,669,599)
Dividends accrued for preferred stock	—	—	—	—	—	—	(4,872,942)	(4,872,942)
Shares issued upon exercise of options, including tax benefit	66	—	1,981	—	—	—	—	1,981
Unrealized loss on securities	—	—	—	—	(4,161)	—	—	(4,161)
Foreign currency translation adjustment	—	—	—	(303,147)	—	—	—	(303,147)
Unrealized gain on hedging transactions	—	—	—	—	—	106,999	—	106,999
Redeemable common stock	—	—	1,937,966	—	—	—	—	1,937,966
Net income	—	—	—	—	—	—	25,879,350	25,879,350

Balance October 28, 2001	5,577,257	55,772	120,021,341	(150,371)	(40,826)	106,999	(243,916,468)	(123,923,553)
Dividends accrued for preferred stock	—	—	—	—	—	—	(3,458,233)	(3,458,233)
Unrealized loss on securities	—	—	—	—	(3,322)	—	—	(3,322)
Foreign currency translation adjustment	—	—	—	324,669	—	—	—	324,669
Unrealized gain on hedging transactions	—	—	—	—	—	(106,999)	—	(106,999)
Increase in fair value of redeemable common stock	—	—	(26,928,038)	—	—	—	—	(26,928,038)
Net income	—	—	—	—	—	—	24,305,009	24,305,009

Balance November 3, 2002	5,577,257	$55,772	$93,093,303	$174,298	$(44,148)	$—	$(223,069,692)	$(129,790,467)

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	November 3, 2002	October 28, 2001	October 29, 2000
Cash flows from operating activities:
Net income	$24,305,009	$25,879,350	$23,813,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,681,286	14,778,350	13,362,734
Amortization of discount on 12.5% notes due 2009	141,062	139,671	139,937
Amortization of deferred loan costs	2,060,609	2,154,019	2,456,985
Net increase in deferred income tax benefit	(2,785,152)	(1,619,626)	(4,518,087)
Loss on disposal of property and equipment	340,723	111,713	644,104
Partnership losses	904,502	295,067	306,621
Gain on sale of partnership asset	—	(2,482,123)	—
Minority interest in income of consolidated subsidiaries	—	—	30,254
Book value in excess of purchase price of minority interest in Japan subsidiary	—	—	(495,188)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,832,011)	3,662,027	2,343,425
Increase in inventories	(2,208,176)	(3,331,086)	(5,644,877)
Increase in other current assets	(155,531)	(315,528)	(752,789)
(Increase) decrease in other assets	(855,546)	(136,830)	10,848
Increase (decrease) in accounts payable	(2,087,538)	(4,389,891)	6,546,282
Increase in accrued expenses	1,134,183	3,588,760	2,849,290
Increase (decrease) in accrued interest expense	1,488,076	(3,390,803)	593,560
Increase (decrease) in income taxes payable	5,280,465	(2,637,085)	3,367,232
Increase in deferred rent	5,143,785	—	—

Net cash provided by operating activities	42,555,746	32,305,985	45,053,423

Cash flows from investing activities:
Proceeds from sale of property and equipment	20,900	6,500	19,017
Proceeds from sale of partnership asset	—	1,225,431	—
Purchase of property and equipment	(17,427,210)	(13,987,578)	(27,233,695)
Purchase of minority interest in Japan subsidiary	—	—	(228,457)
Purchase of foreign trademark	—	—	(70,000)
Sale of short-term investments	3,332	7,328	8,039
Capital contributions to partnership	—	(3,089,493)	(2,013,072)
Capital distributions from partnership	486,500	77,500	167,528

Net cash used in investing activities	(16,916,478)	(15,760,312)	(29,350,640)

Cash flows from financing activities:
Principal payments of long-term debt	(22,343,512)	(15,267,399)	(22,601,167)
Short-term bank borrowings	408,230	—	—
Financing fees and expenses	—	—	(132,594)
Recapitalization transaction	—	—	(19,458)
Issuance of common stock	—	1,981	—

Net cash used in financing activities	(21,935,282)	(15,265,418)	(22,753,219)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the years ended
	November 3, 2002	October 28, 2001	October 29, 2000
Effect of exchange rate changes	324,669	(303,147)	(254,047)

Unrealized loss on securities	(3,322)	(4,161)	—

Unrealized gain (loss) on hedging transactions	(106,999)	106,999	(8,404)

Net increase (decrease) in cash and cash equivalents	3,918,334	1,079,946	(7,312,887)
Beginning balance, cash and cash equivalents	26,210,874	25,130,928	32,443,815

Ending balance, cash and cash equivalents	$30,129,208	$26,210,874	$25,130,928

Supplemental disclosures of cash flow information:
Cash received during the year for interest income	$1,044,376	$892,047	$1,348,567

Cash paid during the year for:
Interest expense	$19,798,563	$28,501,570	$28,559,439

Income taxes	$15,095,044	$23,179,781	$18,676,457

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$3,458,233	$4,872,942	$4,201,100

Conversion of manditorily redeemable preferred stock and accrued dividends to subordinated notes	$38,760,748	$—	$—

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2002, October 28, 2001 and October 29, 2000

1. Company Background and Basis of Presentation

The consolidated financial statements include the accounts of St. John Knits International, Incorporated (“SJKI”), a Delaware corporation, and its subsidiaries, including St. John Knits, Inc. (“St. John”). SJKI and its subsidiaries are collectively referred to herein as “the company.” All interdivisional and intercompany transactions and accounts have been eliminated in consolidation. The company is a leading designer, manufacturer and marketer of women’s clothing and accessories. The company’s products are distributed primarily through specialty retailers and the company’s own retail boutiques and outlets.

2. Summary of Accounting Policies

a. Definition of Fiscal Year

The company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 2002, 2001 and 2000 ended on November 3, October 28 and October 29, respectively. Fiscal years 2001 and 2000 were comprised of 52 weeks while fiscal year 2002 included 53 weeks.

b. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

c. Revenue Recognition

Revenue on sales to the company’s wholesale customers is recognized when the goods are shipped and title passes. The company establishes liabilities for estimated returns, allowances and wholesale markdowns at the time of shipment. The company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The company establishes liabilities for estimated returns at the retail stores based on historical experience. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,710,000 and $2,316,000 in fiscal year 2002 and $2,511,000 and $3,091,000 in fiscal year 2001, respectively. The provision for the allowance for doubtful accounts was a credit of approximately $652,000 for fiscal year 2002.

d. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Inventories are comprised of the following:

	2002	2001
Raw materials	$12,986,013	$13,011,735
Work-in-process	8,641,353	8,184,806
Finished products	33,078,507	31,301,156

	$54,705,873	$52,497,697

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

e. Property and Equipment

Property and equipment are stated at cost. The company provides for depreciation using the straight-line method to provide for the retirement of property and equipment at the end of their estimated useful lives, which range from 3 to 39 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the underlying lease. The table below provides the estimated useful lives by classification:

Useful Life
( years)
Machinery and equipment	3 to 5
Leasehold improvements	5 to 15
Buildings	39
Furniture and fixtures	3 to 5

f. Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include all liquid debt instruments purchased with an original maturity of three months or less.

g. Foreign Exchange Transactions and Contracts

The company enters into foreign exchange contracts as a hedge against exchange rate risk on the collection of certain accounts receivable denominated in a foreign currency. The company enters into contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain anticipated foreign currency transactions. The foreign exchange contracts are carried on the balance sheet at their fair value with changes in their fair value initially included as a separate component of stockholders’ equity until the anticipated transaction occurs. Such gains and losses then offset the related gains and losses reported on the underlying transaction (Note 4).

h. Income Taxes

The company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i. Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common stockholders by the weighted-average number of common shares outstanding, excluding the dilutive effect of common stock equivalents, including stock options. Preferred stock dividends are deducted from net income to arrive at net income allocated to common stockholders. Diluted earnings per share includes all dilutive items and is calculated based upon the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

The following is a reconciliation of the company’s net income and weighted-average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

	Fiscal Year Ended
	November 3, 2002	October 28, 2001	October 29, 2000
Net income	$24,305,009	$25,879,350	$23,813,092
Less: preferred stock dividends	3,458,233	4,872,942	4,201,100

Net income allocated to common stockholders	$20,846,776	$21,006,408	$19,611,992

Weighted-average shares outstanding-basic	6,546,240	6,546,193	6,546,174

Basic earnings per common share	$3.18	$3.21	$3.00

Add: dilutive effect of stock options	95,304	76,432	—

Weighted-average shares outstanding-diluted	6,641,544	6,622,625	6,546,174

Diluted earnings per common share	$3.14	$3.17	$3.00

The company excluded approximately 386,000 and 456,000 of dilutive securities from the calculation of earnings per common share for fiscal years 2002 and 2001, respectively.

j. Foreign Currency Translation

The company translates the financial statements of its foreign subsidiaries from the local (functional) currencies to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Substantially all assets and liabilities of the company’s foreign subsidiaries are translated at year-end exchange rates, while revenue and expenses are translated at average exchange rates prevailing during the year. Adjustments for foreign currency translation fluctuations are excluded from net income and are included in accumulated other comprehensive income. Gains and losses on short-term intercompany foreign currency transactions are recognized as incurred.

k. Advertising and Promotion

All costs associated with advertising and promotion of the company’s products are expensed as incurred. Total advertising expenses for the company for fiscal years 2002, 2001 and 2000 were approximately $13,400,000, $15,000,000 and $13,300,000, respectively.

l. Investments

The company’s investments are categorized as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reflected as a net amount in other comprehensive income until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

m. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the company include net income, realized gains or losses on investments, unrealized gains or losses on cash flow hedges and foreign currency translation adjustments.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

n. Segment Reporting

The company applies SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for reporting information about business segments and related disclosures about products, geographic areas and major customers. The business segments of the company are wholesale and retail sales. Information on segment reporting is included in Note 14.

o. Shipping and Handling Fees

The company adopted Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, in the fourth quarter of fiscal 2001. EITF No. 00-10 governs the accounting treatment and classification of the company’s delivery revenues and certain of its delivery expenses. The adoption of this standard did not have a material impact on the consolidated financial statements.

During fiscal years 2002, 2001 and 2000, the company incurred shipping expenses to ship its products to its wholesale customers of approximately $3,223,000, $2,621,000 and $1,981,000, respectively. These shipping expenses are included in selling, general and administrative expenses for all years.

p. Deferred Rent

The company averages any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense. The amount of any such rental expense in excess of the cash paid is recognized as deferred rent expense as of November 3, 2002.

q. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The adoption of these standards is not expected to have a material impact on the company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material impact on the company’s financial position or results of operations. The adoption of SFAS No. 144 is not expected to have a material impact on the company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

3. Fair Value of Financial Instruments

The following methods and assumptions were used by management to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of the fair value.

Investments—Investments consist primarily of common stock which is classified as available-for-sale and reported at fair value determined by quoted market prices.

Senior Credit Facility—The term debt related to the senior credit facility approximates the fair value as the interest rate on the debt is variable and similar to current rates management believes would be available to the company.

12.5% Senior Subordinated Notes due 2009—The fair value of these notes is based on their quoted market price.

15.25% Senior Subordinated Notes due 2009—Based on current market conditions, management believes the fair value of this debt approximates carrying value.

Mandatorily Redeemable Preferred Stock—Based on current market conditions, management believes the fair value of this item approximates carrying value.

Redeemable Common Stock—The carrying value of the redeemable common stock is adjusted each period to management’s estimate of the current fair value of the common stock, consequently its carrying value approximates fair value.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

Foreign Currency Contracts—The fair value of foreign currency contracts (used for hedging purposes) is estimated based on current market prices.

Interest Rate Collar—The fair value of this instrument is based upon the present value of the estimated future cash flows.

The estimated fair values of the company’s financial instruments are as follows:

	Fiscal Years
	2002		2001
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and cash equivalents	$30,129,208	$30,129,208	$26,210,874	$26,210,874
Investments	6,713	6,713	10,045	10,045
Financial Liabilities:
Long-term debt:
Senior Credit Facility	129,663,802	129,663,802	151,983,282	151,983,282
12.5% Senior Subordinated Notes due 2009	99,081,266	104,000,000	98,940,204	93,000,000
15.25% Senior Subordinated Notes due 2009	38,760,748	38,760,748	—	—
Mandatorily Redeemable Preferred Stock	—	—	25,000,000	25,000,000
Redeemable Common Stock	54,059,562	54,059,562	27,131,524	27,131,524
Other:
Foreign currency contracts	—	—	106,999	106,999
Interest rate collar	—	—	(824,761)	(824,761)

4. Hedging Activities

The company accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and has designated certain financial instruments as cash flow hedges which must be reported in accordance with SFAS No. 133.

The company enters into contracts to buy and sell foreign currencies in the future to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders’ equity until the anticipated transactions occur. Such gains and losses then offset the related gains and losses reported on the underlying transaction. At November 3, 2002, the company did not hold any foreign currency contracts and no amounts were recorded to the statement of income for ineffectiveness.

The company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. During October 1999, the company entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45 million of the company’s variable rate debt. The agreement expired on July 7, 2002. The agreement established a LIBOR cap at 8.50% and a LIBOR floor at 5.37%. Beginning in fiscal year 2001, and continuing through the expiration, LIBOR decreased below the floor and the company made payments under the agreement which have been included in interest expense. The company made payments totaling approximately $860,000 and $191,000 during fiscal years 2002 and 2001, respectively, under this agreement.

On the date the company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated, or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

5. Accrued Expenses

Accrued expenses for fiscal years 2002 and 2001 are comprised of the following:

	2002	2001
Wages and benefits	$6,395,451	$6,331,868
Workers’ compensation	3,609,336	694,660
Profit-sharing plan contribution	500,000	500,000
Promotional and advertising allowance	307,330	870,819
Other	5,991,707	7,272,294

	$16,803,824	$15,669,641

6. Income Taxes

The provision for income taxes for fiscal years 2002, 2001 and 2000, consists of the following:

	2002	2001	2000
Current:
Federal	$13,858,630	$15,352,292	$16,176,318
State and foreign	5,127,621	5,192,715	5,852,583

	18,986,251	20,545,007	22,028,901
Deferred benefit	(2,785,152)	(1,619,626)	(4,518,087)

	$16,201,099	$18,925,381	$17,510,814

The components of the company’s deferred income tax benefit as of November 3, 2002 and October 28, 2001 are as follows:

	2002	2001
Deferred income tax benefit:
Tax basis adjustments to inventory	$1,100,505	$1,945,446
Allowance for uncollectible accounts	521,154	1,069,750
Inventory adjustments to market	4,774,386	4,081,738
Accrued expenses	8,232,563	4,499,724
Foreign loss carryforwards	1,254,927	—
Depreciation and other	717,602	2,219,327

	$16,601,137	$13,815,985

A reconciliation of the U.S. federal statutory rate of 35% to the effective tax rate for fiscal years 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.1%	7.2%	7.4%
Foreign	(1.3)%	0.0%	0.0%
Other	0.2%	0.0%	0.0%

Effective income tax rate	40.0%	42.2%	42.4%

For fiscal years 2002, 2001 and 2000, substantially all of the company’s pretax income was in domestic rather than foreign jurisdictions.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

The company does not provide for U.S. federal, state, or additional foreign income tax effect on foreign earnings that management intends on keeping permanently reinvested. For the fiscal year ending November 3, 2002, foreign earnings earmarked for permanent reinvestment totaled approximately $520,000.

7. Benefit and Stock Option Plans

The company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were approximately $7,258,000, $6,210,000 and $4,480,000 for fiscal years 2002, 2001 and 2000, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The company maintains excess insurance coverage on an individual and an aggregate basis.

During fiscal year 2002, the company became partially self-insured for its workers’ compensation insurance coverage. Under this program, the company is liable for a deductible of $500,000 for each individual claim. The company records a liability for the estimated cost of claims both reported and incurred but not reported. The estimated liability for future payments under this program is included in accrued expenses on the accompanying consolidated balance sheets.

The company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the board of directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 2002, 2001 and 2000.

The company has one stock option plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “1999 Plan”). Options granted under the 1999 Plan are nonstatutory stock options. The company accounts for the plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees”, under which no compensation cost has been recognized for fiscal years 2002, 2001 and 2000.

The company may grant up to 727,360 options under the 1999 Plan. The company has granted 602,163 options and has 602,097 options outstanding as of November 3, 2002. Stock options are granted with an exercise price equal to the fair market value of the stock at the date of grant. Options generally vest over three to five years; are exercisable in whole or in installments; and expire 10 years from date of grant.

The following is a summary of the activity in the 1999 Plan for fiscal years 2002, 2001 and 2000:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	554,263	$30.00	533,693	$30.00	498,519	$30.00
Granted	57,500	31.13	104,237	30.00	35,841	30.00
Exercised	—	—	(66)	30.00	—	—
Forfeited	(9,666)	30.00	(83,601)	30.00	(667)	30.00

Outstanding, end of year	602,097	$30.11	554,263	$30.00	533,693	$30.00

Exercisable, end of year	340,286	$30.00	185,765	$30.00	34,003	$30.00
Weighted-average fair value of options granted		$12.93		$10.97		$5.04

The options outstanding as of November 3, 2002 have a weighted-average exercise price of $30.11 (issued at $30.00 and $49.55) and a weighted-average remaining contractual life of 6.97 years.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

SFAS No. 123, “Accounting for Stock-Based Compensation”, was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the company. Adoption of SFAS No. 123 is optional for employee stock option grants, however pro forma disclosure as if the company had adopted the fair value method is required. Had compensation cost for stock options awarded under the 1999 Plan been determined to be consistent with SFAS No. 123, the company’s net income and earnings per common share would have reflected the following pro forma amounts:

		2002	2001	2000
Net income:	As reported	$24,305,009	$25,879,350	$23,813,092
	Pro forma	$22,708,312	$24,774,995	$22,749,609
Net income per common share-diluted:	As reported	$3.14	$3.17	$3.00
	Pro forma	$2.90	$3.00	$2.84

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 2002, 2001 and 2000: weighted-average risk-free interest rate of 3.08%, 5.12% and 6.51%, respectively; weighted-average volatility of 67.43%, 43.98% and 37.31%, respectively; expected life of 6 years; and weighted-average dividend yield of 0.00%.

8. Commitments

The company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 11). The leases expire at various dates through the year 2018 and certain leases contain renewal options. Rental expense under these leases was approximately $16,526,000, $16,118,000 and $14,687,000 in fiscal years 2002, 2001 and 2000, respectively.

The following is a schedule of future annual minimum rental payments required under noncancelable operating leases as of November 3, 2002:

Fiscal Year	Related Parties	Third Parties	Total
2003	$1,465,000	$18,992,000	$20,457,000
2004	1,521,000	18,985,000	20,506,000
2005	1,579,000	18,208,000	19,787,000
2006	1,122,000	17,839,000	18,961,000
2007	211,000	17,883,000	18,094,000
Thereafter	1,007,000	77,831,000	78,838,000

	$6,905,000	$169,738,000	$176,643,000

The company has various employment contracts with certain key employees, which expire at various times through December 31, 2004. These agreements provide for total annual compensation aggregating $2,750,000 and the payment of severance benefits upon the termination of employment.

As of November 3, 2002 and October 28, 2001, the company’s commitments to purchase yarn were approximately $11,070,000 and $9,902,000, respectively.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

9. Long-term Debt

	November 3, 2002	October 28, 2001
Long-term debt consists of the following:

Senior credit facility:
Tranche A	$37,079,883	$54,364,936
Tranche B	92,583,919	97,618,346

	129,663,802	151,983,282
Senior subordinated 12.5% notes, net of discount	99,081,266	98,940,204
Senior subordinated 15.25% notes	38,760,748	—
Other	1,757,127	1,372,929

	269,262,943	252,296,415
Less—Current portion	10,159,054	9,005,724

	$259,103,889	$243,290,691

Senior Credit Facilities

Concurrent with the consummation of the mergers, the company entered into a credit agreement with a syndicate of lending institutions (the “Lenders”), which agreement provides for an aggregate principal amount of loans of up to $215.0 million (the “Credit Agreement”). Loans under the Credit Agreement consisted of $190.0 million in aggregate principal amount of term loans (“Term Loan Facility”), which facility includes a $75.0 million tranche A term loan subfacility, a $115.0 million tranche B term loan subfacility, and a $25.0 million revolving credit facility (“Revolving Credit Facility”). The Credit Agreement includes a subfacility for swingline borrowings and a sublimit for letters of credit. The company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the company’s assets. The company used proceeds from the Term Loan Facility to provide a portion of the funding necessary to consummate the mergers in fiscal year 1999. There were no borrowings outstanding under the Revolving Credit Facility at November 3, 2002.

The tranche A term loan facility and the Revolving Credit Facility mature on July 31, 2005. The tranche B term loan facility matures on July 31, 2007. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Agreement). The company may prepay the term loan facility without penalty.

Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the company’s option) upon (i) LIBOR for one, two, three or six months, plus 2.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.00% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (4.75% at November 3, 2002) plus 1.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility.

Interest rates at November 3, 2002 were approximately 3.8% and 4.8% on tranche A and tranche B term loans, respectively. Effective October 4, 1999, the company entered into an interest rate collar agreement with a major financial institution. The agreement limited the company’s exposure on a portion of the term loans by placing a cap on the rate for LIBOR contracts at 8.50%. The contract also set a minimum rate of 5.37%. The contract expired on July 7, 2002. Beginning in fiscal year 2001, and continuing through the expiration, LIBOR decreased below the minimum rate and the company made payments under the agreement.

The company is required to pay to the Lenders in the aggregate a commitment fee equal to 0.375% per annum on the undrawn amount of the Revolving Credit Facility during the preceding quarter.

Pursuant to the terms of the Credit Agreement and the Revolving Credit Facility, the company is required to maintain certain financial ratios and minimum levels of tangible net worth and working capital as well as, to achieve certain levels of earnings before interest, taxes, depreciation and amortization. In addition, the company is restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the Lenders. At November 3, 2002, the company was in compliance with all covenants.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

Senior Subordinated 12.5% Notes

In connection with the mergers in fiscal year 1999, the company obtained financing through the issuance of $100 million in senior subordinated debt (“Subordinated Notes”). The Subordinated Notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. The Subordinated Notes will mature on July 1, 2009. Interest on the Subordinated Notes is payable in cash semi-annually on January 1 and July 1 of each year. These notes are subordinated to the Senior Credit Facility as discussed above. The Subordinated Notes are redeemable, in whole or in part, at the option of the company, at any time on or after July 1, 2004, at the redemption prices set forth below, plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption.

Redemption Year	Price
2004	106.250%
2005	104.688%
2006	103.125%
2007	101.563%
2008 and thereafter	100.000%

Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $15.3 million, which are amortized over the terms of the respective notes using the effective interest rate method. Amortization expense of approximately $2,061,000, $2,154,000 and $2,457,000 relating to such fees is included in interest expense for fiscal years 2002, 2001 and 2000, respectively.

Senior Subordinated 15.25% Notes

During fiscal year 2002, Vestar/SJK Investors LLC and the Gray family, the holders of all of the company’s 15.25% mandatorily redeemable preferred stock, sold their interest therein to a third party. Vestar/SJK Investors LLC is owned by Vestar Capital Partners III, L.P. (“Vestar”). Four of the company’s non-executive directors are affiliates of Vestar. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. On July 2, 2002, the preferred stock plus accrued dividends were converted with an aggregate balance of $38.8 million. The company will have the option to redeem the 15.25% notes in cash for face value of the notes plus accrued and unpaid interest after January 2, 2003 and before January 2, 2004. After January 2, 2004, the company’s call option will expire and the securities will be non-callable until July 7, 2004. At that date, the securities will be callable starting at 106.25% of the principal amount plus accrued and unpaid interest and decreasing ratably to face value plus accrued and unpaid interest at maturity on July 7, 2009. The company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the company’s credit facilities. The company intends to seek such approval and call the 15.25% notes during the 12 month window discussed above. There can be no assurance that such approval will be obtained or that the notes will be called and, as a result, the outstanding balance has been classified as long-term debt in the accompanying consolidated balance sheets. Interest on such notes is accrued at 15.25%, but is payable semiannually at 12.5% to the holders of record. The 15.25% notes limit, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments, and contains customary events of default.

Maturities of Long-Term Debt

As of November 3, 2002, future annual maturities of long-term debt were as follows:

Fiscal Year
2003	$10,159,054
2004	17,956,676
2005	19,914,057
2006	34,122,536
2007	49,268,604
Thereafter	137,842,016

$269,262,943

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

10. Redeemable Common and Preferred Stock

Redeemable Common Stock

Redeemable Common Stock represents all of the shares of the company’s common stock that are beneficially owned by the Gray family. The carrying value shown on the consolidated balance sheets reflects management’s estimate of the fair market value of the company’s common stock at the balance sheet dates. Changes in the fair market value of the Redeemable Common Stock from period to period are recorded as an increase or decrease to additional paid-in capital.

In connection with the mergers, SJKI entered into a stockholders’ agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their current respective employment agreements with the company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, as provided in the stockholders’ agreement, the company redeemed 89,621 shares at a total cost of $5 million.

Mandatorily Redeemable Preferred Stock

The $25.0 million Mandatorily Redeemable Preferred Stock consisted of 250,000 shares of Preferred Stock with a liquidation preference of $100 per share and ranked junior in right of payment to all liabilities and obligations (whether or not for borrowed money) of SJKI (other than common stock of SJKI and any preferred stock of SJKI which by its terms is on parity with or junior to the Preferred Stock).

11. Related-Party Transactions

The company has a management agreement with Vestar. Pursuant to the agreement, the company pays an annual fee of $500,000 to Vestar for management services.

The company leases three manufacturing facilities from partnerships in which stockholders of the company are significant partners. The annual payments on these leases were approximately $1,235,000, $1,135,000 and $1,051,000 in fiscal years 2002, 2001 and 2000, respectively. The leases expire at various dates during fiscal year 2006. Payments under these leases are included in the future minimum rental payments disclosure at Note 8.

The company leases a retail boutique from a partnership in which stockholders of the company are significant partners. The lease began during fiscal year 2002 and will expire on March 31, 2012. The payments were approximately $128,000 in fiscal year 2002 under this lease. Payments under this lease are included in the future minimum rental payments disclosure at Note 8.

The company periodically rents personal property provided by a company that is owned by a stockholder. Rental payments for the use of such property were approximately $5,000, $9,000 and $3,000 in fiscal years 2002, 2001 and 2000, respectively.

Effective April 30, 2002, the company loaned $500,000 to Bruce Fetter, the Co-President and Chief Operating Officer at the time. The loan accrues interest at 2.9% per year and is payable in full on April 30, 2005.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

The company periodically rents the use of an airplane from BK Air, a partnership which is owned by stockholders of the company. BK Air owns a fractional interest in an airplane. Payments made to BK Air for the use of the airplane are the same as those paid by BK Air. During fiscal years 2002 and 2001, the company paid approximately $126,000 and $50,000, respectively, under this arrangement.

The company has entered into a consulting agreement with Bob Gray, current director and former Chief Executive Officer. The agreement commences November 4, 2002 and expires November 3, 2005. Mr. Gray will receive compensation under the agreement of $500,000 in year one and $250,000 in each of years two and three.

At November 3, 2002 and October 28, 2001, the company held a 50% ownership interest in a partnership which leases transportation equipment to the company. The holder of the other 50% ownership interest is a corporation which is wholly owned by stockholders of the company. At November 3, 2002 and October 28, 2001, the company’s investment in this partnership, net of partnership losses, was approximately $4,617,000 and $6,008,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. The partnership’s only asset is an airplane which had a net book value on the partnership’s books of approximately $16.2 million and $18.9 million at November 3, 2002 and October 28, 2001, respectively. The total liabilities of the partnership were $7.0 million at November 3, 2002 and October 28, 2001. During fiscal years 2002, 2001 and 2000, the company made lease payments to the partnership, which are recorded as revenue on the partnership books, of $1,200,000, $1,123,000 and $953,000, respectively. During the same years, the company reported net losses from the activities of the partnership of approximately $905,000, $295,000 and $307,000, respectively. Offsetting the loss for fiscal year 2001 was a gain of approximately $2,517,000 related to the sale of equipment by the partnership which is included in other income on the consolidated statements of income.

The company rents the hangar used to store the airplane from a shareholder. The agreement is on a month-to-month basis. The current monthly rent is $4,500 per month. During fiscal years 2002, 2001 and 2000, the company paid approximately $50,000, $49,000 and $26,000, respectively, for the rental of this property.

12. Current Vulnerability Due to Certain Concentrations

A substantial portion of the company’s sales are made to three major customers. These three customers accounted for 15%, 14% and 13% of net sales during fiscal year 2002, 15%, 14% and 14% of net sales during fiscal year 2001 and 15%, 15% and 14% of net sales during fiscal year 2000. The combined accounts receivable balance for these customers totaled $27.0 million and $21.2 million at November 3, 2002 and October 28, 2001, respectively. The loss of any one of these customers could have a materially adverse affect on the company’s business.

The company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the company’s credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at November 3, 2002 and October 28, 2001.

13. Litigation

The company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material effect upon the results of operations or financial condition of the company.

14. Segment Information

The company has two reportable business segments, wholesale and retail sales. The company’s wholesale sales business consists primarily of eight divisions, Knitwear, Sport, Gray & Gray, Shoes, Jewelry, Accessories, Fragrance and Home Furnishings. For fiscal year 2002, retail sales were generated through the company’s boutiques, home stores and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The company’s chief operational decision making group is presently comprised of the Co-Chief Executive Officers and the Chief Financial Officer.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

Segment information is summarized as follows for fiscal years 2002, 2001 and 2000:

	Wholesale	Retail	Corporate	Eliminations	Total
	(in thousands)
Fiscal 2002
Net sales	$300,187	$140,095	$—	$(78,048)	$362,234
Segment operating income	63,899	8,693	—	(8,770)	63,822
Segment assets	157,328	61,091	29,319	(11,831)	235,907
Capital expenditures	8,188	9,239	—	—	17,427
Depreciation and amortization	10,688	4,993	—	—	15,681
Fiscal 2001
Net sales	$313,606	$121,850	$—	$(69,535)	$365,921
Segment operating income	70,746	3,773	—	(5,408)	69,111
Segment assets	147,270	56,783	29,932	(11,762)	222,223
Capital expenditures	9,034	4,954	—	—	13,988
Depreciation and amortization	10,967	3,811	—	—	14,778
Fiscal 2000
Net sales	$275,241	$117,105	$—	$(55,887)	$336,459
Segment operating income	64,297	8,192	—	(378)	72,111
Segment assets	150,915	48,821	26,628	(7,865)	218,499
Capital expenditures	20,295	6,939	—	—	27,234
Depreciation and amortization	10,550	2,813	—	—	13,363

The following is a comparison of the net sales by product line for fiscal years 2002, 2001 and 2000:

	Fiscal Years
	2002	2001	2000
	(in thousands)
Knitwear	$276,038	$291,009	$278,992
Sport	61,843	48,081	30,811
Gray & Gray	703	1,514	2,343
Shoes	5,171	5,645	6,355
Jewelry	7,185	7,025	7,404
Accessories	2,775	3,400	2,871
Fragrance	618	822	1,400
Home Furnishings	1,650	1,902	319
Coats(1)	1,428	1,236	1,323
Other(2)	4,823	5,287	4,641

Total Net Sales	$362,234	$365,921	$336,459

(1)	These amounts include the sale of coats manufactured by a third party under a license agreement.
(2)	These amounts represent the sale of items in St. John Home stores which are not manufactured by the company.

The table below presents information related to geographic areas in which the company operated during fiscal years 2002, 2001 and 2000:

	Fiscal Years
	2002	2001	2000
	(in thousands)
Net sales:
United States	$330,212	$336,088	$310,315
Asia	21,202	18,407	16,364
Europe	5,816	6,750	6,298
Other	5,004	4,676	3,482

	$362,234	$365,921	$336,459

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

15. Supplemental Condensed Consolidated Financial Information

The company’s payment obligations under the Senior Subordinated Notes are guaranteed by certain of the company’s wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no restrictions on the transfer of funds or assets from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flows information for the Parent Company (consisting of St. John Knits International, Incorporated and St. John Knits, Inc.), for the Guarantor Subsidiaries and for the company’s other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of November 3, 2002 and October 28, 2001, and for the years ended November 3, 2002, October 28, 2001 and October 29, 2000.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS

Current assets:
Cash, cash equivalents and investments	$29,418	$2	$716	$—	$30,136
Accounts receivable, net	29,773	37	1,535		31,345
Inventories (1)	51,846	312	2,548		54,706
Deferred income tax benefit	13,384		—		13,384
Other	3,853	1	4		3,858
Intercompany accounts receivable	4,485			(4,485)	—

Total current assets	132,759	352	4,803	(4,485)	133,429

Property and equipment, net	77,931	629	5,202		83,762
Investment in subsidiaries	(6,022)		—	6,022	—
Receivable from consolidated subsidiaries	14,210		—	(14,210)	—
Deferred financing costs	8,101		—		8,101
Deferred income tax benefit	3,217				3,217
Other assets	6,584	24	790		7,398

Total assets	$236,780	$1,005	$10,795	$(12,673)	$235,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,455	$—	$419	$—	$6,874
Accrued expenses	16,403	355	46		16,804
Current portion of long-term debt	9,751		408		10,159
Accrued interest expense	6,352				6,352
Intercompany accounts payable			4,485	(4,485)	—
Income taxes payable	8,374		(1,172)		7,202

Total current liabilities	47,335	355	4,186	(4,485)	47,391

Intercompany payable		9,468	4,742	(14,210)	—
Long-term debt, net of current portion	259,104				259,104
Deferred rent	5,144				5,144

Total liabilities	311,583	9,823	8,928	(18,695)	311,639

Redeemable common stock	54,059				54,059

Total stockholders' equity (deficit)	(128,862)	(8,818)	1,867	6,022	(129,791)

Total liabilities and stockholders' equity (deficit)	$236,780	$1,005	$10,795	$(12,673)	$235,907

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 28, 2001

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS

Current assets:
Cash, cash equivalents and investments	$26,000	$4	$217	$—	$26,221
Accounts receivable, net	24,315	91	1,107		25,513
Inventories (1)	48,943	1,615	1,940		52,498
Deferred income tax benefit	13,816				13,816
Other	3,580	90	32		3,702
Intercompany accounts receivable	1,698			(1,698)	—

Total current assets	118,352	1,800	3,296	(1,698)	121,750

Property and equipment, net	75,643	1,221	5,505		82,369
Investment in subsidiaries	(3,757)			3,757	—
Receivable from consolidated subsidiaries	15,153			(15,153)	—
Deferred financing costs	10,107				10,107
Other assets	7,247	60	690		7,997

Total assets	$222,745	$3,081	$9,491	$(13,094)	$222,223

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,846	$—	$115	$—	$8,961
Accrued expenses	15,423	159	87		15,669
Current portion of long-term debt	9,006				9,006
Accrued interest expense	4,864				4,864
Dividends payable	10,303				10,303
Intercompany accounts payable			1,698	(1,698)	—
Income taxes payable	1,907		14		1,921

Total current liabilities	50,349	159	1,914	(1,698)	50,724

Intercompany payable		10,154	4,999	(15,153)	—
Long-term debt, net of current portion	243,291				243,291

Total liabilities	293,640	10,313	6,913	(16,851)	294,015

Mandatorily redeemable preferred stock	25,000				25,000

Redeemable common stock	27,132				27,132

Total stockholders' equity (deficit)	(123,027)	(7,232)	2,578	3,757	(123,924)

Total liabilities and stockholders' equity (deficit)	$222,745	$3,081	$9,491	$(13,094)	$222,223

(1)	Inventories are shown at cost for all entities.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FISCAL YEAR ENDED NOVEMBER 3, 2002

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
Net sales	$348,516	$5,280	$8,438	$—	$362,234
Cost of sales	146,656	3,333	4,519		154,508

Gross profit	201,860	1,947	3,919		207,726
Selling, general and administrative expenses	133,587	4,669	5,648		143,904

Operating income (loss)	68,273	(2,722)	(1,729)	—	63,822
Interest expense	23,674				23,674
Other income	586	(13)	(215)		358

Income (loss) before income taxes	45,185	(2,735)	(1,944)	—	40,506
Income taxes	18,560	(1,149)	(1,210)		16,201

Income (loss) before equity in loss of consolidated subsidiaries	26,625	(1,586)	(734)		24,305
Equity in loss of consolidated subsidiaries	(2,320)			2,320	—

Net income (loss)	$24,305	$(1,586)	$(734)	$2,320	$24,305

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FISCAL YEAR ENDED OCTOBER 28, 2001

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
Net sales	$351,665	$5,905	$8,351	$—	$365,921
Cost of sales	151,886	3,926	3,673		159,485

Gross profit	199,779	1,979	4,678	—	206,436
Selling, general and administrative expenses	128,370	4,562	4,393	—	137,325

Operating income (loss)	71,409	(2,583)	285	—	69,111
Interest expense	28,344				28,344
Other income	3,961	—	76	—	4,037

Income (loss) before income taxes	47,026	(2,583)	361	—	44,804
Income taxes	19,913	(1,085)	97		18,925

Income (loss) before equity in loss of consolidated subsidiaries	27,113	(1,498)	264	—	25,879
Equity in loss of consolidated subsidiaries	(1,234)			1,234	—

Net income (loss)	$25,879	$(1,498)	$264	$1,234	$25,879

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
FISCAL YEAR ENDED OCTOBER 29, 2000

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
Net sales	$323,177	$4,960	$8,321	$—	$336,458
Cost of sales	134,557	3,270	3,270		141,097

Gross profit	188,620	1,690	5,051	—	195,361
Selling, general and administrative expenses	115,240	4,001	4,010	—	123,251

Operating income (loss)	73,380	(2,311)	1,041	—	72,110
Interest expense	31,804	(17)			31,787
Other income (expense)	942	(24)	112	(30)	1,000

Income (loss) before income taxes	42,518	(2,318)	1,153	(30)	41,323
Income taxes	17,967	(974)	517		17,510

Income (loss) before equity in loss of consolidated subsidiaries	24,551	(1,344)	636	(30)	23,813
Equity in loss of consolidated subsidiaries	(708)	—	—	708	—

Net income (loss)	$23,843	$(1,344)	$636	$678	$23,813

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED NOVEMBER 3, 2002

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$24,360	$(1,586)	$(679)	$2,210	$24,305
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,320	569	792		15,681
Amortization of discount on 12.5% notes due 2009	141				141
Amortization of deferred loan costs	2,061				2,061
Increase in deferred income tax benefit	(2,785)				(2,785)
Loss on disposal of property and equipment	145		196		341
Partnership losses	905				905
Equity in loss of consolidated subsidiaries	2,210			(2,210)
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(5,458)	54	(428)		(5,832)
Intercompany receivables (net)	(2,192)	(686)	2,878
Inventories	(2,904)	1,303	(607)		(2,208)
Other current assets	(245)	89			(156)
Other assets	(767)	36	(124)		(855)
Accounts payable	(2,088)				(2,088)
Accrued expenses	1,000	196	(62)		1,134
Accrued interest expense	1,488				1,488
Income taxes payable	6,438		(1,158)		5,280
Deferred rent	5,144				5,144

Net cash provided by (used in) operating activities	41,773	(25)	808	—	42,556

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	21				21
Purchases of property and equipment	(16,698)	23	(752)		(17,427)
Sale of short-term investments	3				3
Capital distributions from partnership	486				486

Net cash provided by (used in) investing activities	(16,188)	23	(752)	—	(16,917)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(22,344)				(22,344)
Proceeds from issuance of short-term debt	—		408		408

Net cash provided by (used in) financing activities	(22,344)	—	408	—	(21,936)

Effect of exchange rate changes	290		35		325

Unrealized loss on securities	(3)				(3)

Change in value of hedging transactions	(107)				(107)

Net increase (decrease) in cash and cash equivalents	3,421	(2)	499	—	3,918
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$29,411	$2	$716	$—	$30,129

Supplemental disclosures of cash flow information:
Cash received for interest income	$1,044	$—	$—	$—	$1,044

Cash paid for:
Interest expense	$19,796	$—	$3	$—	$19,799

Income taxes	$15,095	$—	$—	$—	$15,095

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$3,458	$—	$—	$—	$3,458

Conversion of mandatorily redeemable preferred stock and accrued dividends to subordinated notes	$38,761	$—	$—	$—	$38,761

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED OCTOBER 28, 2001

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
OPERATING ACTIVITIES:
Net Income/Loss	$25,879	$(1,498)	$264	$1,234	$25,879
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization	11,976	276	2,526		14,778
Amortization of discount on 12.5% notes due 2009	140				140
Amortization of deferred loan costs	2,154				2,154
Increase in deferred income tax benefit	(1,620)				(1,620)
Loss on disposal of property and equipment	112				112
Partnership losses	295				295
Partnership gains	(2,482)				(2,482)
Equity in loss of consolidated subsidiaries	1,234			(1,234)	—
Cash provided by changes in operating assets and liabilities
Accounts receivable	3,113	107	442		3,662
Intercompany receivables (net)	677	(3,040)	2,363		—
Prepaid income tax	—				—
Inventories	(2,759)	2	(574)		(3,331)
Other current assets	(312)	(2)	(1)		(315)
Other assets	(497)	119	241		(137)
Accounts payable	(4,390)				(4,390)
Accrued expenses	3,766	(220)	43		3,589
Accrued interest expense	(3,391)				(3,391)
Accrued contributions	—				—
Income taxes payable	(6,584)	4,387	(440)		(2,637)

Net cash provided by operating activities	27,311	131	4,864	—	32,306

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	7				7
Proceeds from sale of airplane	1,225				1,225
Purchases of property and equipment	(9,616)	(227)	(4,145)		(13,988)
Sale of short-term investments	7				7
Capital contributions to partnership	(3,089)				(3,089)
Capital distributions from partnership	77				77

Net cash used in investing activities	(11,389)	(227)	(4,145)	—	(15,761)

FINANCING ACTIVITIES:
Principle payments of long-term debt	(15,018)		(249)		(15,267)
Dividends paid/received	250		(250)		—
Issuance of common stock	2				2

Net cash used in financing activities	(14,766)	—	(499)	—	(15,265)

Effect of exchange rate changes	2		(305)		(303)

Unrealized loss on securities	(4)				(4)

Unrealized gain on hedging transactions	107				107

Net increase (decrease) in cash and cash equivalents	1,261	(96)	(85)	—	1,080
Beginning balance, cash and cash equivalents	24,729	100	302		25,131

Ending balance, cash and cash equivalents	$25,990	$4	$217	$—	$26,211

Supplemental disclosures of cash flow information:
Cash received during the year for interest income	$892				$892

Cash paid during the year for:
Interest expense	$28,501		$1		$28,502

Income taxes	$22,670		$510		$23,180

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$4,873				$4,873

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FISCAL YEAR ENDED OCTOBER 29, 2000
	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
OPERATING ACTIVITIES:
Net Income	$23,843	$(1,344)	$636	$678	$23,813
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,975	158	230		13,363
Amortization of discount on 12.5% notes due 2009	140				140
Amortization of deferred loan costs	2,457				2,457
Increase in deferred income tax benefit	(4,518)				(4,518)
Loss on disposal of property and equipment	507	137			644
Partnership losses	307				307
Minority interest in income of consolidated subsidiaries	—			30	30
Book value in excess of purchase price of minority interest in Japan subsidiary	(495)				(495)
Equity in income(loss) of consolidated subsidiaries	708			(708)	—
Cash provided by (used in) changes in operating assetsand liabilities
Accounts receivable	2,094	106	143		2,343
Intercompany receivables (net)	(604)	1,949	(1,345)		—
Inventories	(6,456)	300	511		(5,645)
Other current assets	(759)	6	—		(753)
Other assets	(122)	(92)	225		11
Accounts payable	6,565		(19)		6,546
Accrued expenses	2,983	(164)	30		2,849
Accrued interest expense	594				594
Income taxes payable	4,085	(974)	256		3,367

Net cash provided by operating activities	44,304	82	667	—	45,053

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	19				19
Purchases of property and equipment	(26,974)	(62)	(198)		(27,234)
Purchase of minority interest in Japan subsidiary	(228)				(228)
Purchase of foreign trademark	(70)				(70)
Sale of short-term investments	8				8
Capital contributions to partnership	(2,013)				(2,013)
Capital distributions from partnership	167				167

Net cash used in investing activities	(29,091)	(62)	(198)	—	(29,351)

FINANCING ACTIVITIES
Principle payments of long-term debt	(22,458)		(143)		(22,601)
Recapitalization	(19)				(19)
Financing fees and expenses	(133)				(133)

Net cash used in financing activities	(22,610)	—	(143)	—	(22,753)

Effect of exchange rate changes	(111)		(143)		(254)
Unrealized loss on securities	(8)				(8)

Net increase (decrease) in cash and cash equivalents	(7,516)	20	183	—	(7,313)
Beginning balance, cash and cash equivalents	32,245	80	119		32,444

Ending balance, cash and cash equivalents	$24,729	$100	$302	$—	$25,131

Supplemental disclosures of cash flow information:
Cash received during the year for interest income	$1,349				$1,349

Cash paid during the year for:
Interest Expense	$28,552		$7		$28,559

Income taxes	$18,400		$276		$18,676

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$4,201				$4,201

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 3, 2002, October 28, 2001 and October 29, 2000

16. Results by Quarter (Unaudited)

The unaudited results by quarter for fiscal years 2002 and 2001 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended November 3, 2002
Net sales	$87,965	$92,279	$88,057	$93,933
Gross profit	49,394	53,062	50,582	54,689
Net income	5,867	7,301	5,751	5,386
Basic net income per common share-diluted	0.70	0.89	0.76	0.80
Year ended October 28, 2001
Net sales	$101,182	$97,060	$80,400	$87,279
Gross profit	56,581	56,533	44,689	48,633
Net income	9,640	7,323	3,826	5,090
Basic net income per common share-diluted	1.30	0.93	0.38	0.57

During the fourth quarter of fiscal year 2002, the company completed a previously announced review of the company’s accounting policy related to the recognition of real estate rental expenses. The company determined that certain adjustments were required to properly record rent expense for certain leases on a straight line basis. In conjunction with this determination, the company recorded a liability of $5.1 million for deferred rent expense, of which $4.6 million related to the prior fiscal years and $0.5 million related to fiscal year 2002. At the same time, the company separately concluded that adjustments and reclassifications were necessary in the company’s allowance for doubtful accounts, inventory balance and certain liability accounts. The net effect of these adjustments and reclassifications and the adjustment for deferred rent expense did not have a material effect on the previously issued financial statements for fiscal year 2002, and would not have had a material effect on the previously issued financial statements for prior fiscal periods.

SCHEDULE II

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 3, 2002, October 28, 2001 and October 29, 2000

	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
Allowance for Uncollectible Accounts:
Fiscal year ended November 3, 2002	$3,091,498	$(652,344)	$123,004	$2,316,150
Fiscal year ended October 28, 2001	$1,468,278	$1,713,411	$90,191	$3,091,498
Fiscal year ended October 29, 2000	$1,204,961	$299,434	$36,117	$1,468,278

Allowance for Excess and Obsolete Inventory:
Fiscal year ended November 3, 2002	$4,107,371	$1,171,525	$713,405	$4,565,491

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2003

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/ KELLY A. GRAY
Kelly A. Gray Co-Chief Executive Officer

By:	/s/ BRUCE FETTER
Bruce Fetter Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KELLY A. GRAY Kelly A. Gray	Director and Co-Chief Executive Officer (Co-Principal Executive Officer)	January 29, 2003

/s/ BRUCE FETTER Bruce Fetter	Director and Co-Chief Executive Officer (Co-Principal Executive Officer)	January 29, 2003

/s/ ROGER G. RUPPERT Roger G. Ruppert	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 29, 2003

/s/ JAMES KELLEY James Kelley	Chairman of the Board	January 29, 2003

/s/ BOB GRAY Bob Gray	Director	January 29, 2003

/s/ DANIEL O’CONNELL Daniel O’Connell	Director	January 29, 2003

/s/ SANDER LEVY Sander Levy	Director	January 29, 2003

/s/ CHRISTOPHER HENDERSON Christopher Henderson	Director	January 29, 2003

/s/ PHILIP MILLER Philip Miller	Director	January 29, 2003

CERTIFICATION

I, Kelly Gray, certify that:

1.	I have reviewed this annual report on Form 10-K of St. John Knits International, Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 29, 2003

By:	/s/ KELLY A. GRAY
Kelly A. GRAY Co-Chief Executive Officer

CERTIFICATION

I, Bruce Fetter, certify that:

1.	I have reviewed this annual report on Form 10-K of St. John Knits International, Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 29, 2003

By:	/s/ BRUCE FETTER
Bruce Fetter Co-Chief Executive Officer

CERTIFICATION

I, Roger G. Ruppert, certify that:

1.	I have reviewed this annual report on Form 10-K of St. John Knits International, Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 29, 2003

By:	/s/ ROGER G. RUPPERT
Roger G. Ruppert Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders covering fiscal 2002.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of February 2, 1999, among St. John Knits, Inc., SJK Acquisition, Inc., St. John Knits International, Incorporated and Acquisition Corp. (incorporated by reference to Exhibit 2.1 to St. John Knits International’s Registration Statement on Form S-4 dated March 1, 1999).

3.1
Restated Certificate of Incorporation of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.1 to St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

3.2
By-Laws of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to St. John Knits International’s Registration Statement on Form S-4 dated May 17, 1999).

3.3
Certificate of Designation for 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit (a)(3) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

3.4
Certificate of Amendment of Certificate of Designations (incorporated by reference to Exhibit 3.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended April 28, 2002).

4.1
Indenture, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, the guarantors named therein and The Bank of New York, as the trustee (incorporated by reference to Exhibit (a)(2) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

4.2	Form of 12.5% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto).

4.3
Exchange and Registration Rights Agreement, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, St. John Knits, Inc., St. John Italy, Inc., St. John Trademarks, Inc., St. John Home, LLC, Chase Securities Inc., Bear, Stearns & Co. Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit 4.3 to St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

4.4
Subscription Agreement, dated as of July 7, 1999, between St. John Knits International, Incorporated and Vestar/SJK Investors LLC, relating to the 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit 4.5 of St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

4.5	Modification Agreement (incorporated by reference to Exhibit 4.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended April 28, 2002).

4.6	15.25% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended July 28, 2002).

4.7	15.25% Senior Subordinated Guarantee (incorporated by reference to Exhibit 4.2 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended July 28, 2002).

10.1
Credit Agreement, dated July 7, 1999, by and among the company, the Lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit (a)(1) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

10.2
Voting Agreement, dated as of February 2, 1999, among Vestar Capital Partners III, L.P., Vestar/Gray LLC and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to St. John Knits International’s Registration Statement on Form S-4 dated March 1, 1999).

10.3
Stockholders’ Agreement, dated July 7, 1999, by and among the company, SJK, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the members of Vestar/Gray Investors LLC signatory thereto (incorporated by reference to Exhibit 99.3 of St. John Knits International’s Form 8-K dated July 7, 1999).

10.4
Amended and Restated Limited Liability company Agreement of Vestar/SJK Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.4 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.5
Management Agreement among St. John Knits, Inc., St. John Knits International, Incorporated and Vestar Capital Partners (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to St. John Knits International’s Registration Statement on Form S-4 dated April 28, 1999).

10.5	Not used

10.7
Superior Court of the State of California County of Orange, Central Justice Center Minute Order, dated April 30, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to St. John Knits International’s Registration Statement on Form S-4 dated May 17, 1999).

10.8
Lease Amendment Agreement dated April 1, 1997 between St. John Knits, Inc. and G.M. Properties (increasing the space of the corporate headquarters, warehousing and manufacturing facility) (incorporated by reference to Exhibit 10.1 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.9
Agreement of Lease dated as of December 31, 1995 by and between St. John Knits, Inc. and Rolex Realty Company, Inc. (New York Boutique) (incorporated by reference to Exhibit 10.3 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.10
Lease dated June 1, 1986 between G.M. Properties and St. John Knits, Inc. (Corporate Headquarters) (incorporated by reference to Exhibit 10.4 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.11
Industrial Real Estate Lease dated November 13, 1985 between Alhambra Partners, a California Limited Partnership, and St. John Knits, Inc., together with Amendment No. 1 to Industrial Real Estate Lease dated November 13, 1985 and Option to Extend Term dated November 13, 1985 (Assembling, Sewing) (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.12
Agreement of Lease dated January 11, 1991 by and between Rolex Realty Company, Inc. and St. John Knits, Inc. together with Lease Modification Agreement dated January 11, 1991 and Second Lease Modification Agreement dated April 12, 1991 (New York Boutique) (incorporated by reference to Exhibit 10.9 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.13
Amended and Restated Agreement of Limited Partnership of SJA 1&2, Ltd. dated October 31, 1993 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. (incorporated by reference to Exhibit 10.13 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.14	Not used.

10.15
Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Marie St. John Gray (incorporated by reference to Exhibit 10.4 to St. John Knits, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).**

10.16
Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Kelly A. Gray (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).**

10.17
Employment Agreement dated as of January 1, 2001 between St. John Knits, Inc. and Bruce Fetter (incorporated by reference to Exhibit 10.17 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).**

10.18	Not used.

10.19
St. John Knits, Inc. Employees’ Profit Sharing Plan dated as of August 21, 1995 (incorporated by reference to Exhibit 10.18 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).**

10.20
Aircraft Lease dated October 18, 2001 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd. Trust (Lease for company airplane) (incorporated by reference to Exhibit 10.20 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).

10.21
Form of Indemnity Agreement by and between St. John Knits, Inc., St. John Knits International, Incorporated and each of their directors and officers (incorporated by reference to Exhibit 10.21 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.22
Distribution Agreement dated June 11, 1997 by and between St. John Knits, Inc. and Gary Farn, Ltd. (incorporated by reference to Exhibit 10.26 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.23
General Partnership Agreement of St. John-Varian Development Company dated April 3, 1995 by and between St. John Knits, Inc. and Varian Associates, a California General Partnership (incorporated by reference to Exhibit 10.28 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.24
Lease Agreement dated April 3, 1995 by and between St. John Knits, Inc. and St. John-Varian Development Company (Knitting, Sewing, Finishing, Shipping, Administrative Offices) (incorporated by reference to Exhibit 10.24 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.25
First Amendment to Employment Agreement, effective as of November 5, 2001, between Bruce Fetter and St. John Knits, Inc. (incorporated by reference to Exhibit 10.25 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).**

10.26
Lease Extension Agreement dated November 20, 2000 between St. John Knits, Inc. and G.M. Properties (extending the lease for a manufacturing facility) (incorporated by reference to Exhibit 10.26 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).

10.27
Lease Extension Agreement dated as of November 20, 2000 between St. John Knits, Inc. and Alhambra Partners (extending the lease for one of the company’s assembling and sewing facilities) (incorporated by reference to Exhibit 10.27 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).

10.28
License and Distribution Agreement dated as of August 1, 1997 between St. John Knits, Inc. and St. John Co., Ltd. (incorporated by reference to Exhibit 10.35 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.29	Not used.

10.30
Manufacturing and Supply Agreement dated as of November 9, 1996 by and between St. John Knits, Inc. and Calzaturificio M.A.B. S.p.A. (incorporated by reference to Exhibit 10.41 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.31
Sales Representative Agreement dated November 13, 1996 by and between St. John Knits, Inc. and Hilda Chang (incorporated by reference to Exhibit 10.43 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.32
Unit Price Construction Agreement between St. John de Mexico, S.A. de C.V. and Administration Tijuana Industrial, S.A. de C.V. (incorporated by reference to Exhibit 10.50 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.33	Not used.

10.34
Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Bob Gray (incorporated by reference to Exhibit 10.34 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.35
Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Marie St. John Gray (incorporated by reference to Exhibit 10.35 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.36
Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Kelly A. Gray (incorporated by reference to Exhibit 10.36 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.37
First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Kelly A. Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.38
First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Marie St. John Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.39
Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan, executed May 15, 2000 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.40
Amendment, dated May 15, 2000, to the Management Stockholders’ Agreement dated as of September 21, 1999 among St. John Knits International, Incorporated, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the Management Investors (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).

10.41	Not used.

10.42
Separation and General Release Agreement, effective as of October 16, 2001, between Hugh Mullins and St. John Knits, Inc. (incorporated by reference to Exhibit 10.42 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001). **

10.43
Amendment to the Amended and Restated Limited Liability Company Agreement of Vestar/Gray Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 29, 2001).

10.44
Amended to the Stockholders’ Agreement dated July 7, 1999, by and among the company, SJK and Vestar/Gray Investors, LLC (incorporated by reference to Exhibit 10.2 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 29, 2001).

10.45*	Second Amendment to Amended and Restated Employment Agreement, effective as of September 24, 2002, between Marie St. John Gray and St. John Knits, Inc.**

10.46*	Third Amendment to Amended and Restated Employment Agreement, effective as of January 9, 2003, between Marie St. John Gray and St. John Knits, Inc.**

10.47*	Second Amendment to Amended and Restated Employment Agreement, effective as of September 24, 2002, between Kelly A. Gray and St. John Knits, Inc.**

10.48*	Third Amendment to Amended and Restated Employment Agreement, effective as of January 9, 2003, between Kelly A. Gray and St. John Knits, Inc.**

10.49*	Second Amendment to Amended and Restated Employment Agreement, effective as of November 4, 2002, between Bruce Fetter and St. John Knits, Inc.**

10.50*	Separation Agreement between St. John Knits International, Incorporated and Bob Gray, effective as of November 3, 2002.**

10.51*	Amended and Restated Separation Agreement between St. John Knits International, Incorporated and Bob Gray, effective as of November 3, 2002.**

10.52*	Consulting Agreement between St. John Knits, Inc. and Bob Gray, effective as of November 4, 2002.**

10.53*	Amended and Restated Consulting Agreement between St. John Knits, Inc. and Bob Gray effective as of November 4, 2002.**

10.54*	Agreement of intent of sell SJKI common stock by and between St. John Knits International, Incorporated and Bob Gray, dated November 7, 2002.

21.1	List of subsidiaries (incorporated by reference to Exhibit 22.1 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).

*	Filed herewith

**	Management Contract or Compensation Plan