Form 10-Q
period 2003-02-02
ST JOHN KNITS INTERNATIONAL INC
filed 2003-03-17
CIK 1080280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes ☒	No ☐	*

* The Registrant is not subject to the reporting requirements of Item 405.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The number of outstanding shares of registrant’s Common Stock,  par value $0.01 per share, was 6,456,619 shares as of March 14, 2003.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(unaudited)

	February 2, 2003	November 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$40,122,432	$30,129,208
Investments	8,849	6,713
Accounts receivable, net	24,913,167	31,344,914
Inventories	48,619,645	54,705,873
Deferred income tax benefit	13,445,240	13,383,637
Other	4,867,678	3,857,975

Total current assets	131,977,011	133,428,320
Property and equipment:
Machinery and equipment	67,434,931	68,781,604
Leasehold improvements	47,925,703	48,186,803
Buildings	23,910,323	23,782,871
Furniture and fixtures	14,029,935	13,748,486
Land	8,798,320	8,798,320
Construction in progress	2,804,806	2,714,513

	164,904,018	166,012,597
Less - Accumulated depreciation and amortization	83,252,943	82,250,167

	81,651,075	83,762,430

Deferred financing costs, net	7,598,088	8,100,736
Deferred income tax benefit	3,155,896	3,217,500
Other assets	6,944,808	7,398,360

	$231,326,878	$235,907,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,616,472	$6,873,932
Accrued expenses	17,183,007	16,803,824
Current portion of long-term debt	11,865,648	10,159,054
Accrued interest expense	1,688,149	6,352,267
Income taxes payable	8,473,924	7,201,500

Total current liabilities	45,827,200	47,390,577
Long-term debt, net of current portion	255,897,896	259,103,889
Deferred rent	5,323,647	5,143,785

Total liabilities	307,048,743	311,638,251

Redeemable common stock, par value $0.01 per share; issued and outstanding - 879,362 and 968,983 shares, respectively	52,110,992	54,059,562

Commitments and contingencies (Note 5)
Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized - 10,000,000 shares, issued and outstanding - 5,577,257 shares	55,772	55,772
Additional paid-in capital	90,041,873	93,093,303
Cumulative translation adjustment	177,109	174,298
Unrealized loss on securities	(42,012)	(44,148)
Accumulated deficit	(218,065,599)	(223,069,692)

Total stockholders’ deficit	(127,832,857)	(129,790,467)

	$231,326,878	$235,907,346

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen Weeks Ended

	February 2, 2003	January 27, 2002

Net sales	$98,295,641	$87,965,222
Cost of sales	43,614,186	38,571,650

Gross profit	54,681,455	49,393,572
Selling, general and administrative expenses	39,318,047	33,785,562

Operating income	15,363,408	15,608,010
Interest expense	6,606,570	5,714,506
Other income (expense)	(251,676)	164,757

Income before income taxes	8,505,162	10,058,261
Income taxes	3,501,069	4,191,366

Net income	5,004,093	5,866,895
Preferred stock dividends	—	1,295,554

Income allocated to common stockholders	$5,004,093	$4,571,341

Comprehensive income, net of tax:
Net income	$5,004,093	$5,866,895
Foreign currency translation adjustments	6,883	(169,750)
Unrealized loss on hedging transactions	—	(40,669)
Unrealized gain on securities	1,257	—

Comprehensive income	$5,012,233	$5,656,476

Earnings per common share:
Basic	$0.77	$0.70

Diluted	$0.75	$0.70

Shares used in the calculation of earnings per common share:
Basic	6,461,490	6,546,240

Diluted	6,689,235	6,546,240

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen Weeks Ended

	February 2, 2003	January 27, 2002

Cash flows from operating activities:
Net income	$5,004,093	$5,866,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,424,701	3,722,032
Amortization of discount on 12.5% notes due 2009	34,599	34,600
Loss on disposal of property and equipment	177,340	—
Partnership losses	219,827	229,311
Deferred rent	179,862	—
Decrease in accounts receivable	6,431,747	13,368,242
Decrease in inventories	6,086,228	2,463,761
Amortization of deferred loan costs	502,648	523,819
Increase in other current assets	(1,009,703)	(670,012)
Decrease in other assets	108,130	45,068
Decrease in accounts payable	(257,460)	(3,905,478)
Increase (decrease) in accrued expenses	379,183	(772,098)
Decrease in accrued interest expense	(4,131,157)	(3,218,910)
Increase in income taxes payable	1,272,424	3,947,994

Net cash provided by operating activities	19,422,462	21,635,224

Cash flows from investing activities:
Proceeds from sale of property and equipment	20,000	—
Purchase of property and equipment	(2,505,090)	(1,299,523)
Capital distributions from partnership	120,000	147,500

Net cash used in investing activities	(2,365,090)	(1,152,023)

Cash flows from financing activities:
Principal payments on long-term debt	(2,075,847)	(6,234,355)
Redemption of redeemable common stock	(5,000,000)	—

Net cash used in financing activities	(7,075,847)	(6,234,355)

Effect of exchange rate changes	11,699	(291,021)

Unrealized loss on hedging transactions	—	(69,724)

Net increase in cash and cash equivalents	9,993,224	13,888,101
Beginning balance, cash and cash equivalents	30,129,208	26,210,874

Ending balance, cash and cash equivalents	$40,122,432	$40,098,975

Supplemental disclosures of cash flow information:
Cash received for interest income	$131,780	$173,717

Cash paid for:
Interest expense	$10,183,944	$8,195,558

Income taxes	$2,227,812	$421,433

Supplemental disclosures of noncash financing and investing activities:
Dividends accrued on mandatorily redeemable preferred stock	$—	$1,295,554

Conversion of accrued interest to subordinated notes	$532,961	$—

Unrealized gain on securities	$2,136	$—

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation and Company Operations

     The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated (“SJKI”) and its subsidiaries, including St. John Knits, Inc. (“St. John”), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  SJKI and its subsidiaries are collectively referred to herein as “the Company.”  The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 3, 2002 as filed with the Securities and Exchange Commission on January 31, 2003.

     The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending November 2, 2003.

Company operations

     The Company is a leading designer, manufacturer and marketer of women’s clothing and accessories. The Company’s products are distributed primarily through specialty retailers and Company owned retail boutiques and outlet stores in the United States and internationally.  All intercompany and interdivisional transactions and accounts have been eliminated.

Definition of Fiscal Year

     The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31.  The quarters also end on the Sunday nearest the end of the quarter, which accordingly were February 2, 2003 and January 27, 2002.

Dividends

     SJKI has not paid any cash dividends to its common stockholders since the completion of the mergers in July 1999.  SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

2.  Earnings Per Common Share

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

     The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	Thirteen Weeks Ended

	February 2, 2003	January 27, 2002

Weighted average shares outstanding	6,461,490	6,546,240
Add: dilutive effect of stock options	227,745	—

Shares used to calculate diluted earnings per share	6,689,235	6,546,240

3.  Inventories

     Inventories are comprised of the following:

	February 2, 2003	November 3, 2002

Raw materials	$12,910,133	$12,986,013
Work-in-process	6,873,302	8,641,353
Finished products	28,836,210	33,078,507

	$48,619,645	$54,705,873

4.  Stock Option Plan

     As of February 2, 2003, the Company had one stock-based employee compensation plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “1999 Plan”). Options granted under the 1999 Plan are nonstatutory stock options.  During the first quarter of fiscal year 2003, the Company granted a total of 60,000 stock options with an exercise price of $55.79 per share.  The exercise price of the stock options represented the estimated fair market value, as determined by the board of directors, of the Company’s common stock on the date of grant.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Thirteen Weeks Ended

	February 2, 2003	January 27, 2002

Net income, as reported	$5,004,093	$5,866,895
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	142,814	232,718

Pro forma net income	$4,861,279	$5,634,177

Earnings per common share:
Basic – as reported	$0.77	$0.70
Basic – pro forma	$0.75	$0.66
Diluted – as reported	$0.75	$0.70
Diluted – pro forma	$0.73	$0.66

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

5.  Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and was adopted on November 4, 2002.  The Company has no goodwill or intangible assets with indefinite lives, therefore, the adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined). The Company adopted the provisions of SFAS No. 144 effective November 4, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 as required.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN Nos. 5, 57 and 107, and rescission of FIN No. 34.  FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of the recognition provisions of FIN No. 45 is not expected to have a material impact on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003.  The consolidation requirements apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003.  The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position or results of operations.

6.  Commitments and Contingencies

     During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.  The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for future workers’ compensation claims.  The Company had $11.1 million of letters of credit outstanding at February 2, 2003.  Of this total, $9.9 million related to future workers’ compensation claims.  The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

7.  Segment Information

     The Company has two reportable business segments, wholesale and retail sales.  For the first quarter of fiscal year 2003, retail sales were generated through the Company’s 29 St. John boutiques, 11 St. John outlet stores, two St. John Home stores and one St. John Home outlet store. Management evaluates segment performance based primarily on revenue and earnings from operations.

     Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total

	(in thousands)
First Quarter Fiscal 2003
Net sales	$79,674	$40,984	$(22,362)	$98,296
Operating income	16,149	2,716	(3,502)	15,363
Capital expenditures	1,329	1,176	—	2,505
Depreciation and amortization	2,520	1,905	—	4,425
First Quarter Fiscal 2002
Net sales	$73,068	$36,946	$(22,049)	$87,965
Operating income	15,862	1,360	(1,614)	15,608
Capital expenditures	630	670	—	1,300
Depreciation and amortization	2,709	1,013	—	3,722

8.  Supplemental Condensed Consolidated Financial Information

     The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of February 2, 2003 and November 3, 2002, and for the 13 weeks ended February 2, 2003 and January 27, 2002.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
FEBRUARY 2, 2003
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash, cash equivalents and investments	$38,754	$—	$1,377	$—	$40,131
Accounts receivable, net	23,352	13	1,548		24,913
Inventories (1)	45,949	20	2,651		48,620
Deferred income tax benefit	13,445				13,445
Other	4,843		25		4,868
Intercompany accounts receivable	5,490			(5,490)	—

Total current assets	131,833	33	5,601	(5,490)	131,977
Property and equipment, net	76,581		5,070		81,651
Investment in subsidiaries	(6,600)			6,600	—
Receivable from consolidated subsidiaries	13,444			(13,444)	—
Deferred financing costs	7,598				7,598
Deferred income tax benefit	2,363		793		3,156
Other assets	6,945				6,945

Total assets	$232,164	$33	$11,464	$(12,334)	$231,327

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,028	$—	$588	$—	$6,616
Accrued expenses	16,664	574	(55)		17,183
Current portion of long-term debt	11,532		334		11,866
Accrued interest expense	1,688				1,688
Intercompany accounts payable			5,490	(5,490)	—
Income taxes payable	9,825		(1,351)		8,474

Total current liabilities	45,737	574	5,006	(5,490)	45,827
Intercompany payable		8,805	4,639	(13,444)	—
Long-term debt, net of current portion	255,898				255,898
Deferred rent	5,324				5,324

Total liabilities	306,959	9,379	9,645	(18,934)	307,049

Redeemable common stock	52,111		—		52,111

Total stockholders' equity (deficit)	(126,906)	(9,346)	1,819	6,600	(127,833)

Total liabilities and stockholders' equity (deficit)	$232,164	$33	$11,464	$(12,334)	$231,327

(1) Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash, cash equivalents and investments	$29,418	$2	$716	$—	$30,136
Accounts receivable, net	29,773	37	1,535		31,345
Inventories (1)	51,846	312	2,548		54,706
Deferred income tax benefit	13,384				13,384
Other	3,853	1	4		3,858
Intercompany accounts receivable	4,485			(4,485)	—

Total current assets	132,759	352	4,803	(4,485)	133,429
Property and equipment, net	77,931	629	5,202		83,762
Investment in subsidiaries	(6,022)			6,022	—
Receivable from consolidated subsidiaries	14,210			(14,210)	—
Deferred financing costs	8,101				8,101
Deferred income tax benefit	3,217				3,217
Other assets	6,584	24	790		7,398

Total assets	$236,780	$1,005	$10,795	$(12,673)	$235,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,455	$—	$419	$—	$6,874
Accrued expenses	16,403	355	46		16,804
Current portion of long-term debt	9,751		408		10,159
Accrued interest expense	6,352				6,352
Intercompany accounts payable			4,485	(4,485)	—
Income taxes payable	8,374		(1,172)		7,202

Total current liabilities	47,335	355	4,186	(4,485)	47,391
Intercompany payable		9,468	4,742	(14,210)	—
Long-term debt, net of current portion	259,104				259,104
Deferred rent	5,144				5,144

Total liabilities	311,583	9,823	8,928	(18,695)	311,639

Redeemable common stock	54,059				54,059

Total stockholders' equity (deficit)	(128,862)	(8,818)	1,867	6,022	(129,791)

Total liabilities and stockholders' equity (deficit)	$236,780	$1,005	$10,795	$(12,673)	$235,907

(1) Inventories are shown at cost for all entities

ST.  JOHN KNITS  INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
THIRTEEN WEEKS ENDED FEBRUARY 2, 2003
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$94,720	$1,197	$2,379	$—	$98,296
Cost of sales	41,637	787	1,191		43,615

Gross profit	53,083	410	1,188	—	54,681
Selling, general and administrative expenses	36,780	1,128	1,410		39,318

Operating income (loss)	16,303	(718)	(222)	—	15,363
Interest expense	6,607				6,607
Other income (expense)	(57)	(192)	(2)		(251)

Income (loss) before income taxes	9,639	(910)	(224)	—	8,505
Income taxes	4,057	(382)	(174)		3,501

Income (loss) before equity in loss of consolidated subsidiaries	5,582	(528)	(50)	—	5,004
Equity in loss of consolidated subsidiaries	(578)			578	—

Net income (loss)	$5,004	$(528)	$(50)	$578	$5,004

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
THIRTEEN WEEKS ENDED JANUARY 27, 2002
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$83,766	$2,046	$2,153	$—	$87,965
Cost of sales	36,226	1,254	1,092		38,572

Gross profit	47,540	792	1,061	—	49,393
Selling, general and administrative expenses	31,593	1,118	1,075		33,786

Operating income (loss)	15,947	(326)	(14)	—	15,607
Interest expense	5,715				5,715
Other income	134		31		165

Income (loss) before income taxes	10,366	(326)	17	—	10,057
Income taxes	4,369	(137)	(41)		4,191

Income (loss) before equity in loss of consolidated subsidiaries	5,997	(189)	58	—	5,866
Equity in loss of consolidated subsidiaries	(131)			131	—

Net income (loss)	$5,866	$(189)	$58	$131	$5,866

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTEEN WEEKS ENDED FEBRUARY 2, 2003
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$5,004	$(528)	$(50)	$578	$5,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,650	629	146		4,425
Amortization of discount on 12.5% notes due 2009	35				35
Amortization of deferred loan costs	503				503
Loss on disposal of property and equipment	177				177
Partnership losses	220				220
Deferred rent	180				180
Equity in loss of consolidated subsidiaries	578			(578)	—
Cash provided by changes in operating assets and liabilities:
Accounts receivable	6,421	24	(13)		6,432
Intercompany receivables (net)	(370)	(663)	1,033		—
Inventories	5,897	292	(103)		6,086
Other current assets	(991)	1	(20)		(1,010)
Other assets	88	24	(4)		108
Accounts payable	(258)				(258)
Accrued expenses	226	219	(66)		379
Accrued interest expense	(4,131)				(4,131)
Income taxes payable	1,449		(177)		1,272

Net cash provided by (used in) operating activities	18,678	(2)	746	—	19,422

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	20				20
Purchase of property and equipment	(2,505)				(2,505)
Capital distributions from partnership	120				120

Net cash used in investing activities	(2,365)	—	—	—	(2,365)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(1,992)		(84)		(2,076)
Redemption of redeemable common stock	(5,000)				(5,000)

Net cash used in financing activities	(6,992)	—	(84)	—	(7,076)

Effect of exchange rate changes	13		(1)		12

Net increase (decrease) in cash and cash equivalents	9,334	(2)	661	—	9,993
Beginning balance, cash and cash equivalents	29,411	2	716		30,129

Ending balance, cash and cash equivalents	$38,745	$—	$1,377	$—	$40,122

Supplemental disclosures of cash flow information:
Cash received for interest income	$132	$—	$—	$—	$132

Cash paid for:
Interest expense	$10,182	$—	$2	$—	$10,184

Income taxes	$2,228	$—	$—	$—	$2,228

Supplemental disclosures of noncash activities:
Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

ST. JOHN KNITS INTERNATIONAL, INCORPORATED
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THIRTEEN WEEKS ENDED JANUARY 27, 2002
(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$5,867	$(189)	$58	$131	$5,867
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,518	50	154		3,722
Amortization of discount on 12.5% notes due 2009	34				34
Amortization of deferred loan costs	524				524
Partnership losses	229				229
Equity in loss of consolidated subsidiaries	131			(131)	—
Cash provided by changes in operating assets and liabilities:
Accounts receivable	13,310	16	42		13,368
Intercompany receivables (net)	233	(815)	582		—
Inventories	1,686	781	(3)		2,464
Other current assets	(737)	66	1		(670)
Other assets	(37)	30	52		45
Accounts payable	(3,905)				(3,905)
Accrued expenses	(691)	61	(142)		(772)
Accrued interest expense	(3,219)				(3,219)
Income taxes payable	3,965		(17)		3,948

Net cash provided by operating activities	20,908	—	727	—	21,635

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,260)		(40)		(1,300)
Capital distributions from partnership	148				148

Net cash used in investing activities	(1,112)	—	(40)	—	(1,152)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(6,219)		(15)		(6,234)

Net cash used in financing activities	(6,219)	—	(15)	—	(6,234)

Effect of exchange rate changes	(64)		(227)		(291)

Unrealized loss on hedging transactions	(70)				(70)

Net increase in cash and cash equivalents	13,443	—	445	—	13,888
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$39,433	$4	$662	$—	$40,099

Supplemental disclosures of cash flow information:
Cash received for interest income	$174	$—	$—	$—	$174

Cash paid for:
Interest expense	$8,195	$—	$1	$—	$8,196

Income taxes	$421	$—	$—	$—	$421

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$1,296	$—	$—	$—	$1,296

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table is derived from the Company’s unaudited Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“First Quarter”)

	February 2, 2003	January 27, 2002

Net sales	100.0%	100.0%
Cost of sales	44.4	43.8

Gross profit	55.6	56.2
Selling, general and administrative expenses	40.0	38.4

Operating income	15.6	17.8
Interest expense	6.7	6.5
Other income (expense)	(0.3)	0.2

Income before income taxes	8.6	11.5
Income taxes	3.5	4.8

Net income	5.1%	6.7%

First Quarter Fiscal 2003 Compared to First Quarter Fiscal 2002

     Net sales for the first quarter of fiscal 2003 increased by $10.3 million, or 11.7% as compared to the first quarter of fiscal 2002. This increase was principally attributable to (i) an increase in sales by Company owned retail boutiques and outlet stores of approximately 14.0% or $4.9 million, including $2.9 million in sales from five new retail boutiques which were opened after the end of the first quarter of fiscal 2002, and the balance from an increase in sales from the outlet stores, (ii) an increase in sales to existing domestic wholesale customers of approximately $4.1 million and (iii) an increase in sales to existing international wholesale customers of approximately $1.9 million. These increases were partially offset by a decrease in sales of approximately $0.8 million from St. John Home stores, which were being closed.  Sales for Company owned retail boutiques open at least one year remained constant during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002.  Net sales increased primarily as a result of increased unit sales for the Knit product line.

     Gross profit for the first quarter of fiscal 2003 increased by $5.3 million, or 10.7% as compared with the first quarter of fiscal 2002, however, decreased slightly as a percentage of net sales to 55.6% from 56.2%.  This decrease in the gross profit margin was primarily due to a decrease in the gross profit margin on wholesale sales of the Knit product line.

     Selling, general and administrative expenses for the first quarter of fiscal 2003 increased by $5.5 million, or 16.4% over the first quarter of fiscal 2002, and increased as a percentage of net sales to 40.0% from 38.4%.  Selling, general and administrative expenses increased as a percentage of net sales during the period primarily due to (i) an increase in expenses of approximately $2.1 million resulting from the expansion of the Company’s retail operations, (ii) an increase in advertising expenses of approximately $0.8 million, largely due to the timing of the expenses and (iii) an increase in design sample expenses of approximately $0.7 million.

     Operating income for the first quarter of fiscal 2003 decreased by $0.2 million, or 1.6% as compared to the first quarter of fiscal 2002.  Operating income as percentage of net sales decreased to 15.6% from 17.8% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales.

     Interest expense for the first quarter of fiscal 2003 increased by $0.9 million, or 15.6% from the first quarter of fiscal 2002. This increase was due to an increase in the debt balance resulting from the conversion of the Company’s preferred stock and accrued dividends to senior subordinated debt during July 2002.  This increase was partially offset by a reduction in interest rates between the periods.

Liquidity and Capital Resources

     The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment.  During the first three months of fiscal 2003, cash provided by operating activities was $19.4 million.  Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and inventories and an increase in income taxes payable, while cash used in operating activities was primarily used to fund a decrease in accrued interest expense and an increase in other current assets.    The decrease in accounts receivable was primarily due to the timing of shipments to the Company’s wholesale customers and an increase in the accrual for the estimated liability for the reimbursement for markdowns.  The decrease in inventory was also due to the timing of shipments to the Company’s wholesale customers and the Company’s annual warehouse sale.  Cash used in investing activities was $2.4 million during the first three months of fiscal 2003. The principal use of cash in investing activities was for the expansion of the Company’s manufacturing facility in Mexico and the construction of leasehold improvements for scheduled new boutiques.  Cash used in financing activities was $7.1 million during the first three months of fiscal 2003, which included the redemption of $5.0 million of the Company’s redeemable common stock from its former Chief Executive Officer.

     As of February 2, 2003, the Company had approximately $86.1 million in working capital and $40.1 million in cash and marketable securities.  The Company’s principal source of liquidity is internally generated funds.  The Company also has a $25.0 million revolving commitment from a bank (“Revolving Commitment”) which expires on July 31, 2005.  The Revolving Commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (4.25% at February 2, 2003) plus 1.0%  or LIBOR (1.375% at February 2, 2003) plus 2.0%.  The availability of funds under the Revolving Commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of February 2, 2003, the Company was in compliance with all covenants and no amounts were outstanding under the Revolving Commitment.  The Company currently has $11.1 million of letters of credit outstanding which reduces the amount available under the Revolving Commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

     Total debt outstanding decreased $1.5 million to $267.8 million during the three months ended February 2, 2003.  The Company’s outstanding debt is comprised primarily of bank borrowings of $127.7 million, 12.5% senior subordinated notes (“12.5% notes”) of $99.1 million and 15.25% senior subordinated notes (“15.25% notes”) of $39.3 million.

     The Company’s primary ongoing cash requirements include debt service and capital expenditures. The Company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on its 12.5% and 15.25% notes. The Company believes it will be able to finance its debt service and capital expenditure  requirements for the foreseeable future with internally generated funds and funds available under the Company’s revolving credit facility. However, the Company’s ability to fund such cash requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

     The table below details the Company’s material obligations and commitments under contracts and lease agreements in effect as of February 2, 2003:

	Fiscal Years

	2003(A)	2004	2005	2006	2007	Thereafter	Total

	(in thousands)

12.5% notes	$—	$—	$—	$—	$—	$100,000	$100,000
15.25% notes	—	—	—	—	—	39,294	39,294
Variable rate debt	8,092	17,957	19,914	34,123	49,268	—	129,354
Operating leases	15,861	20,506	19,787	18,961	18,094	78,838	172,047
Yarn purchase commitment	11,241	—	—	—	—	—	11,241

Total obligations	$35,194	$38,463	$39,701	$53,084	$67,362	$218,132	$451,936

(A) The amounts shown in this column reflect the amounts to be paid during the remainder of the fiscal year.

     In addition to the obligations and commitments above, during its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.  The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for future workers’ compensation claims.  The Company had $11.1 million of letters of credit outstanding at February 2, 2003.  Of this total, $9.9 million related to future workers’ compensation claims.  The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported.  The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.  The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

     In addition to the fiscal year 2003 payments included on the table above, the Company anticipates purchasing property and equipment of approximately $19.0 million during the remainder of fiscal 2003, but is not contractually committed to do so. The estimated $19.0 million will be used principally for (i) the construction of leasehold improvements for relocated retail boutiques located in Beverly Hills, California, Chicago, Illinois, and Manhasset, New York, (ii) the expansion of the retail boutiques located in Houston, Texas and Costa Mesa, California, (iii) the purchase of electronic knitting machines, (iv) the construction of St. John shops within the Company’s major wholesale customer locations, (v) the expansion of the Company’s manufacturing facility in Mexico, (vi) upgrades to the Company’s computer systems and (vii) the construction of leasehold improvements and related lease deposit for a flagship boutique in Japan.

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

     The Company has the option of calling the 15.25% notes before January 2, 2004.  The Company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the Company’s credit facilities.  The Company intends to seek such approval and call the notes prior to the deadline discussed above.  There can be no assurance that such approval will be obtained  or that the notes will be called, and as a result, the outstanding balance has been classified as long-term debt in the accompanying balance sheets.

     The Company may repurchase, from time to time, a portion of its 12.5% notes, subject to market conditions and other factors.  No assurance can be given as to whether or when or at what prices such repurchases will occur.  In addition, the Company may be required to repurchase up to $5.0 million annually of the common stock beneficially owned by Bob Gray, Marie Gray or Kelly Gray (the “Gray family”).  Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes.  During November 2002, the Company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by Bob Gray at a total cost of $5.0 million.

     SJKI has not paid any cash dividends since the completion of the mergers in July 1999.  SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities, 12.5% notes and 15.25% notes.  SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

     The Company’s EBITDA (EBITDA generally represents the net income of the Company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income/expense) as defined in its credit agreement for its senior secured credit facilities was approximately $20.0 million and $19.6 million for the first three months of fiscal 2003 and 2002, respectively. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP.  The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA does not reflect cash available to fund cash requirements and should not be construed as an indication of the Company’s operating performance or as a measure of liquidity. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies.

     The table below shows the reconciliation from operating income to EBITDA for the first three months of fiscal years 2003 and 2002:

	Thirteen Weeks Ended

	February 2, 2003	January 27, 2002

	(in thousands)
Operating income	$15,363	$15,608
Depreciation and amortization	4,425	3,722
Deferred rent expense	180	132
Licensing income	—	108

Consolidated EBITDA	$19,968	$19,570

Credit Facilities

     The Company is a party to a credit agreement with a group of financial institutions, which initially provided for an aggregate principal amount of loans totaling $215 million.  The credit agreement consists of three facilities: (i) tranche A facility totaling $75 million, (ii) tranche B facility totaling $115 million and (iii) the revolving credit facility totaling $25 million which matures July 31, 2005.

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

     The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio.  The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations.  The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the

conditions of, the credit agreement or if such payment creates a default under the credit agreement.   The credit agreement contains customary events of default.  At February 2, 2003, the Company was in compliance with all covenants.

12.5%  Notes

     In addition to the credit facilities described above, the Company has $100 million of 12.5% notes outstanding.  The 12.5% notes are unsecured and mature on July 1, 2009.  The 12.5% notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value.  Interest on such notes is payable semiannually to the holders of record. The notes are subject to redemption by the Company on or after July 1, 2004 at a premium starting at 6.25% and decreasing to zero at July 1, 2008. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments.  The indenture contains customary events of default.

15.25% Notes

     The Company also has $39.3 million of 15.25% notes outstanding. The Company will have the option to redeem the notes in cash for the face value of the notes plus accrued and unpaid interest before January 2, 2004. After January 2, 2004, the Company’s call option will expire and the securities will be non-callable until July 7, 2004.  At that date, the securities will be callable starting at 106.25% of the principal amount plus accrued and unpaid interest and decreasing ratably to face value plus accrued and unpaid interest at maturity on July 7, 2009. The Company’s ability to call such notes is subject to, among other things, the approval of the financial institutions which issued the Company’s credit facilities.  The Company intends to seek such approval and call the notes prior to the deadline discussed above. There can be no assurance that such approval will be obtained or that the notes will be called, and as a result, the outstanding balance has been classified as long-term debt in the accompanying balance sheets. Interest on such notes is accrued at 15.25%, but is payable semiannually at 12.5% to the holders of record.  The agreement governing the 15.25% notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments, and contains customary events of default.

Redeemable Common Stock

     SJKI is a party to a stockholders’ agreement with Vestar/Gray Investors, LLC, Vestar Capital Partners III, L.P. and the Gray family, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5 million of such common stock for all the Grays during any 12 month period.  If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12 month period.  This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

     At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the Company.  In November 2002, as provided in the stockholders’ agreement, pursuant to Mr. Gray’s request, the Company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5.0 million, or $55.79 per share.

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

     The Company believes that the following accounting policies are among the most critical because they involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

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

Accounts Receivable

     The Company performs ongoing credit evaluations of its wholesale customers and adjusts the credit limits based upon payment history and the customer’s current financial status. The Company continuously monitors its receivable balances and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. The Company’s accounts receivable are concentrated in the apparel industry, primarily with its three major customers.  The risk of collection is concentrated within this industry and with these specific customers. As a result of this concentration, a change in the credit worthiness of the companies within the apparel industry could cause the Company to revise its estimate of credit losses, which could have a significant affect on the Company’s reported results.

Insurance Program

     The Company is partially self-insured for its workers’ compensation insurance coverage.  Under this insurance program the Company is liable for a deductible of $500,000 for each individual claim.  The Company records a liability for the estimated cost of claims both reported and incurred but not reported based upon its historical experience.  The estimated costs include the estimated future cost of all open claims.  The Company will continue to adjust the estimates as the actual experience dictates.  A significant change in the number or dollar amount of claims could cause the Company to revise its estimate of potential losses and affect its reported results.

Inflation

     The Company does not believe that inflation had a material impact on the sales reported for the first quarter of fiscal year 2003.

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects” and other similar expressions.  The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2003, (ii) the Company’s belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility, (iii) the Company’s anticipation that it will not pay cash dividends on its common stock in the future and (iv)  the Company’s intent to call its 15.25% notes prior to January 2, 2004.

     These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.  In addition to the factors that may be described in this report, the following factors could cause actual results to differ from those expressed in any forward looking statements made by the Company: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the financial health of the Company’s principal customers, (iii) the Company’s ability to develop, market and sell its products, (iv) increased competition from other manufacturers and retailers of women’s clothing and accessories, (v) general economic conditions and (vi) the inability of the Company to meet the financial covenants under its credit facilities and senior subordinated notes.

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

     The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies.  Forward contracts are usually entered into at the time the Company prices its products.  The Company’s primary exposure to foreign exchange fluctuation is on the Euro. The Company did not hold any forward contracts to sell Euros at February 2, 2003.

     The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe.  The purchase of these items is completed in Euros.  In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts.  The Company did not hold any forward contracts to purchase Euros at February 2, 2003.

     The Company has made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for fiscal year 2003.  There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure.

     The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists primarily of bank borrowings under the credit agreement.  At February 2, 2003, the Company had no outstanding hedging contracts associated with interest rates.

     The Company also holds fixed rate subordinated notes.  For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows.  The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate.  Assuming that the balance of variable rate debt remains constant, a one percentage point increase in LIBOR from the first day of the year would result in an annual increase in interest expense of approximately $1.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the co-chief executive officers and the chief financial officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)).  Based upon that evaluation, the co-chief executive officers and the chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Date: March 14, 2003

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (Registrant)

	By:	/s/ KELLY GRAY

Kelly Gray Co-Chief Executive Officer

	By:	/s/ BRUCE FETTER

Bruce Fetter Co-Chief Executive Officer

	By:	/s/ ROGER G. RUPPERT

Roger G. Ruppert Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

I, Kelly Gray, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of St. John Knits International, Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

		By:	/s/ KELLY GRAY

Kelly Gray Co-Chief Executive Officer

CERTIFICATION

I, Bruce Fetter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of St. John Knits International, Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

		By:	/s/ BRUCE FETTER

Bruce Fetter Co-Chief Executive Officer

CERTIFICATION

I, Roger G. Ruppert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of St. John Knits International, Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 14, 2003

		By:	/s/ ROGER G. RUPPERT

Roger G. Ruppert Chief Financial Officer