Form 10-Q
period 2003-05-04
ST JOHN KNITS INTERNATIONAL INC
filed 2003-06-17
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01 per share, was 6,456,619 shares as of June 16, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 4, 2003	November 3, 2002
ASSETS
Current assets:
Cash and cash equivalents	$41,990,915	$30,129,208
Investments	—	6,713
Accounts receivable, net	23,671,421	31,344,914
Inventories	51,221,323	54,705,873
Deferred income tax benefit	13,445,240	13,383,637
Other	4,254,519	3,857,975

Total current assets	134,583,418	133,428,320

Property and equipment:
Machinery and equipment	69,216,621	68,781,604
Leasehold improvements	48,671,652	48,186,803
Buildings	25,708,231	23,782,871
Furniture and fixtures	14,416,295	13,748,486
Land	8,798,320	8,798,320
Construction in progress	2,609,947	2,714,513

	169,421,066	166,012,597
Less—Accumulated depreciation and amortization	86,953,065	82,250,167

	82,468,001	83,762,430

Deferred financing costs, net	7,101,190	8,100,736
Deferred income tax benefit	3,155,896	3,217,500
Other assets	7,017,744	7,398,360

	$234,326,249	$235,907,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,629,021	$6,873,932
Accrued expenses	18,304,404	16,803,824
Senior subordinated 15.25% notes (Note 5)	39,293,709	—
Current portion of long-term debt	13,397,202	10,159,054
Accrued interest expense	6,384,159	6,352,267
Income taxes payable	4,709,806	7,201,500

Total current liabilities	89,718,301	47,390,577

Long-term debt, net of current portion	212,865,233	259,103,889
Deferred rent	5,480,281	5,143,785

Total liabilities	308,063,815	311,638,251

Redeemable common stock, par value $0.01 per share; issued and outstanding —879,362 and 968,983 shares, respectively	44,407,781	54,059,562

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized—10,000,000 shares, issued and outstanding—5,577,257 shares	55,772	55,772
Additional paid-in capital	97,745,084	93,093,303
Cumulative translation adjustment	214,630	174,298
Unrealized loss on securities	(42,012)	(44,148)
Accumulated deficit	(216,118,821)	(223,069,692)

Total stockholders’ deficit	(118,145,347)	(129,790,467)

	$234,326,249	$235,907,346

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002
Net sales	$87,595,390	$92,278,686	$185,891,031	$180,243,908
Cost of sales	34,921,318	39,216,608	78,535,503	77,788,258

Gross profit	52,674,072	53,062,078	107,355,528	102,455,650
Selling, general and administrative expenses	42,516,320	35,219,549	81,834,368	69,005,111

Operating income	10,157,752	17,842,529	25,521,160	33,450,539
Interest expense	6,551,694	5,334,025	13,158,264	11,048,531
Other income (expense)	(551,870)	(38,146)	(803,547)	126,612

Income before income taxes	3,054,188	12,470,358	11,559,349	22,528,620
Income taxes	1,107,410	5,169,178	4,608,478	9,360,544

Net income	1,946,778	7,301,180	6,950,871	13,168,076
Preferred stock dividends	—	1,426,171	—	2,721,725

Income allocated to common stockholders	$1,946,778	$5,875,009	$6,950,871	$10,446,351

Comprehensive income, net of tax:
Net income	$1,946,778	$7,301,180	$6,950,871	$13,168,076
Foreign currency translation adjustments	26,391	(9,059)	31,932	(179,146)
Unrealized loss on hedging transactions	—	(47,684)	—	(88,358)
Unrealized gain (loss) on securities	1,257	(317)	1,257	(317)

Comprehensive income	$1,974,426	$7,244,120	$6,984,060	$12,900,255

Earnings per common share:
Basic	$0.30	$0.90	$1.08	$1.60

Diluted	$0.29	$0.89	$1.03	$1.59

Shares used in the calculation of earnings per common share:
Basic	6,456,619	6,546,240	6,459,068	6,546,240

Diluted	6,696,866	6,606,240	6,722,682	6,570,436

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	May 4, 2003	April 28, 2002
Cash flows from operating activities:
Net income	$6,950,871	$13,168,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,391,526	7,414,552
Amortization of discount on 12.5% notes due 2009	69,200	69,200
Amortization of deferred loan costs	999,546	1,039,318
(Gain) loss on disposal of property and equipment	547,357	(6,450)
Partnership losses	438,472	452,422
Decrease in accounts receivable	7,673,493	7,369,714
Decrease in inventories	3,484,550	4,943,300
Increase in other current assets	(396,544)	(76,300)
(Increase) decrease in other assets	(266,911)	90,354
Increase (decrease) in accounts payable	755,089	(2,373,289)
Increase (decrease) in accrued expenses	1,500,580	(752,881)
Increase (decrease) in accrued interest expense	564,853	(164,236)
Increase (decrease) in income taxes payable	(2,491,694)	4,167,387
Increase in deferred rent	336,496	—

Net cash provided by operating activities	28,556,884	35,341,167

Cash flows from investing activities:
Proceeds from sale of property and equipment	20,500	6,450
Purchase of property and equipment	(7,653,763)	(6,009,273)
Sale of short-term investments	6,713	552
Capital distributions from partnership	200,000	227,500

Net cash used in investing activities	(7,426,550)	(5,774,771)

Cash flows from financing activities:
Principal payments on long-term debt	(4,321,730)	(17,667,617)
Redemption of redeemable common stock	(5,000,000)	—

Net cash used in financing activities	(9,321,730)	(17,667,617)

Effect of exchange rate changes	53,103	(306,493)

Change in value of hedging transactions	—	(151,168)

Net increase in cash and cash equivalents	11,861,707	11,441,118
Beginning balance, cash and cash equivalents	30,129,208	26,210,874

Ending balance, cash and cash equivalents	$41,990,915	$37,651,992

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Twenty-six Weeks Ended
	May 4, 2003	April 28, 2002
Supplemental disclosures of cash flow information:
Cash received for interest income	$263,855	$293,390

Cash paid for:
Interest expense	$11,491,865	$9,873,460

Income taxes	$7,110,523	$5,388,830

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$—	$2,721,725

Conversion of accrued interest to subordinated notes	$532,961	$—

Unrealized gain (loss) on securities	$2,136	$(542)

Adjustment of redeemable common stock to fair value	$(4,651,825)	$10,658,813

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

Company Operations

The Company is a leading designer, manufacturer and marketer of women’s clothing and accessories. The Company’s products are distributed primarily through specialty retailers and Company-owned retail boutiques and outlet stores in the United States and internationally. All intercompany and interdivisional transactions and accounts have been eliminated.

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were May 4, 2003 and April 28, 2002.

Dividends

SJKI has not paid any cash dividends to its common stockholders since the completion of the mergers in July 1999. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

2. Stock Option Plan

The Company has one stock-based employee compensation plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “1999 Plan”). Options granted under the 1999 Plan are nonstatutory stock options. During the first six months of fiscal year 2003, the Company granted a total of 60,000 stock options with an exercise price of $55.79 per share. The exercise price of the stock options represents the estimated fair market value, as determined by the board of directors, of the Company’s common stock on the date of grant. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the 1999 Plan have an exercise price equal to the estimated fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002
	(in thousands, except per share amounts)
Net income, as reported	$1,947	$7,301	$6,951	$13,168
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	154	234	290	467

Pro forma net income	$1,793	$7,067	$6,661	$12,701

Earnings per common share:
Basic—as reported	$0.30	$0.90	$1.08	$1.60
Basic—pro forma	$0.28	$0.86	$1.03	$1.52
Diluted—as reported	$0.29	$0.89	$1.03	$1.59
Diluted—pro forma	$0.27	$0.85	$0.99	$1.52

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

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002
Weighted average shares outstanding	6,456,619	6,546,240	6,459,068	6,546,240
Add: dilutive effect of stock options	240,247	60,000	263,614	24,196

Shares used to calculate diluted earnings per share	6,696,866	6,606,240	6,722,682	6,570,436

4. Inventories

Inventories are comprised of the following:

	May 4, 2003	November 3, 2002
Raw materials	$13,661,885	$12,986,013
Work-in-process	7,909,949	8,641,353
Finished products	29,649,489	33,078,507

	$51,221,323	$54,705,873

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5. Senior Subordinated 15.25% Notes

The Company had $39.3 million of 15.25% notes outstanding at May 4, 2003. The Company had the option to redeem the notes in cash for the face value of the notes plus accrued and unpaid interest before January 2, 2004. The Company’s ability to call such notes was subject to, among other things, the approval of the financial institutions which issued the Company’s credit facilities. The Company received such approval and the notes were redeemed on May 30, 2003. Therefore, the notes have been classified as current in the accompanying balance sheet as of May 4, 2003. See note 9 for additional information on the redemption.

6. Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002 as required.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN Nos. 5, 57 and 107, and rescission of FIN No. 34. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

7. Commitments and Contingencies

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $11.8 million of letters of credit outstanding at May 4, 2003. Of this total, $9.9 million related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

8. Segment Information

The Company has two reportable business segments, wholesale and retail sales. For the second quarter and first six months of fiscal year 2003, retail sales were generated through the Company’s 30 St. John boutiques and 13 St. John outlet stores. In addition, the Company had sales from two St. John Home stores and one St. John Home outlet store which were closed during the first six months of fiscal 2003. Management evaluates segment performance based primarily on revenue and earnings from operations.

Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total
	(in thousands)
Second Quarter Fiscal 2003
Net sales	$73,702	$36,575	$(22,682)	$87,595
Operating income	12,416	2,219	(4,477)	10,158
Capital expenditures	2,450	2,699	—	5,149
Depreciation and amortization	2,425	1,542	—	3,967

Second Quarter Fiscal 2002
Net sales	$71,623	$38,335	$(17,679)	$92,279
Operating income	13,740	4,876	(773)	17,843
Capital expenditures	1,726	2,984	—	4,710
Depreciation and amortization	2,661	1,032	—	3,693

First Six Months Fiscal 2003
Net sales	$153,376	$77,559	$(45,044)	$185,891
Operating income	28,565	4,935	(7,979)	25,521
Capital expenditures	3,779	3,875	—	7,654
Depreciation and amortization	4,945	3,447	—	8,392

First Six Months Fiscal 2002
Net sales	$144,691	$75,281	$(39,728)	$180,244
Operating income	31,443	6,235	(4,227)	33,451
Capital expenditures	2,355	3,654	—	6,009
Depreciation and amortization	5,370	2,045	—	7,415

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

9. Subsequent Event

Effective May 30, 2003 the Company redeemed its senior subordinated 15.25% notes for cash at a price equal to the face value of the notes plus accrued and unpaid interest. Prior to initiating this transaction, the Company’s credit agreement was amended to allow for the redemption and to provide for additional borrowing under the tranche B facility of $30 million. The proceeds of this additional borrowing, together with cash on hand, were used to redeem the notes. The redemption of the notes and accrued interest totaled $41.8 million. The amendment increased the interest rate on the total outstanding balance of the bank borrowings by increasing the current spread over the banks borrowing rate and LIBOR by 0.75%. The Company paid fees of approximately $1 million to complete the amendment.

10. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of May 4, 2003 and November 3, 2002, and for the 13 and 26 weeks ended May 4, 2003 and April 28, 2002.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

MAY 4, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash, cash equivalents and investments	$41,178	$—	$813	$—	$41,991
Accounts receivable, net	22,118	1	1,552		23,671
Inventories(1)	48,803	1	2,417		51,221
Deferred income tax benefit	13,445				13,445
Other	4,179		76		4,255
Intercompany accounts receivable	5,733			(5,733)	—

Total current assets	135,456	2	4,858	(5,733)	134,583

Property and equipment, net	75,632		6,836		82,468
Investment in subsidiaries	(7,782)			7,782	—
Receivable from consolidated subsidiaries	15,425			(15,425)	—
Deferred financing costs	7,101				7,101
Deferred income tax benefit	3,156				3,156
Other assets	5,981		1,037		7,018

Total assets	$234,969	$2	$12,731	$(13,376)	$234,326

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,954	$—	$675	$—	$7,629
Accrued expenses	17,613	692	(1)		18,304
Senior subordinated 15.25% notes	39,294				39,294
Current portion of long-term debt	13,313		84		13,397
Accrued interest expense	6,384				6,384
Income taxes payable	6,451		(1,741)		4,710
Intercompany accounts payable			5,733	(5,733)	—

Total current liabilities	90,009	692	4,750	(5,733)	89,718

Intercompany payable		8,955	6,470	(15,425)	—
Long-term debt, net of current portion	212,865				212,865
Deferred rent	5,480				5,480

Total liabilities	308,354	9,647	11,220	(21,158)	308,063

Redeemable common stock	44,408				44,408

Total stockholders’ equity (deficit)	(117,793)	(9,645)	1,511	7,782	(118,145)

Total liabilities and stockholders’ equity (deficit)	$234,969	$2	$12,731	$(13,376)	$234,326

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

NOVEMBER 3, 2002

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash, cash equivalents and investments	$29,418	$2	$716	$—	$30,136
Accounts receivable, net	29,773	37	1,535		31,345
Inventories(1)	51,846	312	2,548		54,706
Deferred income tax benefit	13,384				13,384
Other	3,853	1	4		3,858
Intercompany accounts receivable	4,485			(4,485)	—

Total current assets	132,759	352	4,803	(4,485)	133,429

Property and equipment, net	77,931	629	5,202		83,762
Investment in subsidiaries	(6,022)			6,022	—
Receivable from consolidated subsidiaries	14,210			(14,210)	—
Deferred financing costs	8,101				8,101
Deferred income tax benefit	3,217				3,217
Other assets	6,584	24	790		7,398

Total assets	$236,780	$1,005	$10,795	$(12,673)	$235,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,455	$—	$419	$—	$6,874
Accrued expenses	16,403	355	46		16,804
Current portion of long-term debt	9,751		408		10,159
Accrued interest expense	6,352				6,352
Income taxes payable	8,374		(1,172)		7,202
Intercompany accounts payable			4,485	(4,485)	—

Total current liabilities	47,335	355	4,186	(4,485)	47,391

Intercompany payable		9,468	4,742	(14,210)	—
Long-term debt, net of current portion	259,104				259,104
Deferred rent	5,144				5,144

Total liabilities	311,583	9,823	8,928	(18,695)	311,639

Redeemable common stock	54,059				54,059

Total stockholders’ equity (deficit)	(128,862)	(8,818)	1,867	6,022	(129,791)

Total liabilities and stockholders’ equity (deficit)	$236,780	$1,005	$10,795	$(12,673)	$235,907

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED MAY 4, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$85,490	$55	$2,050	$—	$87,595
Cost of sales	33,952	24	945		34,921

Gross profit	51,538	31	1,105	—	52,674

Selling, general and administrative expenses	40,325	545	1,646		42,516

Operating income (loss)	11,213	(514)	(541)	—	10,158

Interest expense	6,552				6,552
Other expense	(398)		(154)		(552)

Income (loss) before income taxes	4,263	(514)	(695)	—	3,054
Income taxes	1,713	(216)	(390)		1,107

Income (loss) before equity in loss of consolidated subsidiaries	2,550	(298)	(305)	—	1,947
Equity in loss of consolidated subsidiaries	(603)			603	—

Net income (loss)	$1,947	$(298)	$(305)	$603	$1,947

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED APRIL 28, 2002

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$88,846	$1,359	$2,074	$—	$92,279
Cost of sales	37,316	767	1,134		39,217

Gross profit	51,530	592	940	—	53,062

Selling, general and administrative expenses	32,757	1,138	1,325		35,220

Operating income (loss)	18,773	(546)	(385)	—	17,842

Interest expense	5,334				5,334
Other expense	(26)		(12)		(38)

Income (loss) before income taxes	13,413	(546)	(397)	—	12,470
Income taxes	5,652	(229)	(254)		5,169

Income (loss) before equity in loss of consolidated subsidiaries	7,761	(317)	(143)	—	7,301
Equity in loss of consolidated subsidiaries	(460)			460	—

Net income (loss)	$7,301	$(317)	$(143)	$460	$7,301

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

TWENTY-SIX WEEKS ENDED MAY 4, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$180,210	$1,252	$4,429	$—	$185,891
Cost of sales	75,588	812	2,136		78,536

Gross profit	104,622	440	2,293	—	107,355

Selling, general and administrative expenses	77,104	1,674	3,056		81,834

Operating income (loss)	27,518	(1,234)	(763)	—	25,521

Interest expense	13,158				13,158
Other expense	(456)	(192)	(156)		(804)

Income (loss) before income taxes	13,904	(1,426)	(919)	—	11,559
Income taxes	5,771	(599)	(564)		4,608

Income (loss) before equity in loss of consolidated subsidiaries	8,133	(827)	(355)	—	6,951
Equity in loss of consolidated subsidiaries	(1,182)			1,182	—

Net income (loss)	$6,951	$(827)	$(355)	$1,182	$6,951

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

TWENTY-SIX WEEKS ENDED APRIL 28, 2002

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$172,612	$3,405	$4,227	$—	$180,244
Cost of sales	73,541	2,021	2,226		77,788

Gross profit	99,071	1,384	2,001	—	102,456

Selling, general and administrative expenses	64,349	2,256	2,400		69,005

Operating income (loss)	34,722	(872)	(399)	—	33,451

Interest expense	11,049				11,049
Other income	108		19		127

Income (loss) before income taxes	23,781	(872)	(380)	—	22,529
Income taxes	10,022	(366)	(295)		9,361

Income (loss) before equity in loss of consolidated subsidiaries	13,759	(506)	(85)	—	13,168
Equity in loss of consolidated subsidiaries	(591)			591	—

Net income (loss)	$13,168	$(506)	$(85)	$591	$13,168

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

TWENTY-SIX WEEKS ENDED MAY 4, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)	$6,951	$(827)	$(355)	$1,182	$6,951
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,366	629	397		8,392
Amortization of discount on 12.5% notes due 2009	69				69
Amortization of deferred loan costs	1,000				1,000
Loss on disposal of property and equipment	547				547
Partnership losses	438				438
Equity in loss of consolidated subsidiaries	1,182			(1,182)	—
Cash provided by changes in operating assets and liabilities:
Accounts receivable	7,653	36	(16)		7,673
Intercompany receivables (net)	(3,007)	(513)	3,520		—
Inventories	3,044	311	130		3,485
Other current assets	72	1	(470)		(397)
Other assets	(44)	24	(247)		(267)
Accounts payable	755				755
Accrued expenses	1,104	337	60		1,501
Accrued interest expense	565				565
Income taxes payable	(1,924)		(568)		(2,492)
Deferred rent	337				337

Net cash provided by (used in) operating activities	26,108	(2)	2,451	—	28,557

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	21				21
Purchase of property and equipment	(5,596)		(2,058)		(7,654)
Sale of short-term investments	7				7
Capital distributions from partnership	200				200

Net cash used in investing activities	(5,368)	—	(2,058)	—	(7,426)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(3,985)		(337)		(4,322)
Redemption of redeemable common stock	(5,000)				(5,000)

Net cash used in financing activities	(8,985)	—	(337)	—	(9,322)

Effect of exchange rate changes	12		41		53

Net increase (decrease) in cash and cash equivalents	11,767	(2)	97	—	11,862
Beginning balance, cash and cash equivalents	29,411	2	716		30,129

Ending balance, cash and cash equivalents	$41,178	$—	$813	$—	$41,991

Supplemental disclosures of cash flow information:
Cash received for interest income	$264	$—	$—	$—	$264

Cash paid for:
Interest expense	$11,490	$—	$3	$—	$11,493

Income taxes	$7,111	$—	$—	$—	$7,111

Supplemental disclosures of noncash financing activities:

Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

Adjustment of redeemable common stock to fair value	$(4,652)	$—	$—	$—	$(4,652)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

TWENTY-SIX WEEKS ENDED APRIL 28, 2002

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)	$13,168	$(506)	$(85)	$591	$13,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,008	100	307		7,415
Amortization of discount on 12.5% notes due 2009	69				69
Amortization of deferred loan costs	1,039				1,039
Gain on disposal of property and equipment	(6)				(6)
Partnership losses	452				452
Equity in loss of consolidated subsidiaries	591			(591)	—
Cash provided by changes in operating assets and liabilities:
Accounts receivable	7,425	(28)	(27)		7,370
Intercompany receivables (net)	(341)	(559)	900		—
Inventories	4,337	954	(348)		4,943
Other current assets	(111)	34	1		(76)
Other assets	30	35	25		90
Accounts payable	(2,373)				(2,373)
Accrued expenses	(776)	(26)	49		(753)
Accrued interest expense	(164)				(164)
Income taxes payable	4,420		(253)		4,167

Net cash provided by operating activities	34,768	4	569	—	35,341

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	6				6
Purchases of property and equipment	(5,870)	(4)	(135)		(6,009)
Sale of short-term investments	1				1
Capital distributions from partnership	227				227

Net cash used in investing activities	(5,636)	(4)	(135)	—	(5,775)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(17,660)		(8)		(17,668)

Net cash used in financing activities	(17,660)	—	(8)	—	(17,668)

Effect of exchange rate changes	(162)		(144)		(306)

Change in value of hedging transactions	(151)				(151)

Net increase in cash and cash equivalents	11,159	—	282	—	11,441
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$37,149	$4	$499	$—	$37,652

Supplemental disclosures of cash flow information:
Cash received for interest income	$293	$—	$—	$—	$293

Cash paid for:
Interest expense	$9,873	$—	$—	$—	$9,873

Income taxes	$5,389	$—	$—	$—	$5,389

Supplemental disclosure of noncash financing activity:

Dividends accrued on mandatorily redeemable preferred stock	$2,722	$—	$—	$—	$2,722

Unrealized loss on securities	$(1)	$—	$—	$—	$(1)

Adjustment of redeemable common stock to fair value	$10,659	$—	$—	$—	$10,659

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“Second Quarter”)		Percentage of Net Sales Twenty-six Weeks Ended (“Six Months”)
	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.9	42.5	42.2	43.2

Gross profit	60.1	57.5	57.8	56.8
Selling, general and administrative expenses	48.5	38.2	44.0	38.3

Operating income	11.6	19.3	13.8	18.5
Interest expense	7.5	5.8	7.1	6.1
Other income (expense)	(0.6)	—	(0.4)	0.1

Income before income taxes	3.5	13.5	6.3	12.5
Income taxes	1.3	5.6	2.5	5.2

Net income	2.2%	7.9%	3.8%	7.3%

Second Quarter Fiscal 2003 Compared to Second Quarter Fiscal 2002

Net sales for the second quarter of fiscal 2003 decreased by $4.7 million, or 5.1% as compared to the second quarter of fiscal 2002. This decrease was principally attributable to (i) a decrease in sales to existing domestic wholesale customers of approximately $2.8 million, resulting from an approximately $3.8 million reduction associated with the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc., (ii) a decrease in sales by Company-owned retail boutiques of approximately $2.5 million, due to the weak economic environment compounded by the war in Iraq and the threat of the SARS virus and (iii) a decrease in sales for the St. John Home stores of approximately $1.3 million, which were closed during the first six months of fiscal 2003. These decreases were partially offset by an increase in sales by Company-owned retail outlet stores of approximately $2.0 million, due to in part the addition of three new stores since the beginning of the second quarter of fiscal 2002. Sales for Company-owned retail boutiques open at least one year decreased 16.2% during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Net sales decreased primarily as a result of decreased unit sales of the Knit product line.

Gross profit for the second quarter of fiscal 2003 decreased by $0.4 million, or 0.7% as compared with the second quarter of fiscal 2002, but increased as a percentage of net sales to 60.1% from 57.5%. This increase in the gross profit margin was primarily the result of an increase in the gross profit margin on wholesale sales of the Knit product line and an increase in the gross profit margin for the Company-owned retail boutiques due to lower point of sale markdowns.

Selling, general and administrative expenses for the second quarter of fiscal 2003 increased by $7.3 million, or 20.7% over the second quarter of fiscal 2002, and increased as a percentage of net sales to 48.5% from 38.2%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in expenses of approximately $2.6 million resulting from the opening of six retail boutiques and three retail outlet stores since the beginning of the second quarter of fiscal 2002, (ii) an increase in advertising expenses of approximately $1.4 million, relating to a planned increase in advertising expenditures for the first six months of fiscal 2003 as compared to fiscal 2002, (iii) an increase in design sample expenses of approximately $0.9 million, (iv) an increase in bad debt expense of approximately $0.5 million and (v) an increase in costs related to the expansion of the Company’s operations in Japan of approximately $0.3 million.

Operating income for the second quarter of fiscal 2003 decreased by $7.7 million, or 43.1% as compared to the second quarter of fiscal 2002. Operating income as a percentage of net sales decreased to 11.6% from 19.3% during the same period. This decrease in operating income as a percentage of net sales was due to an increase in selling, general and administrative expenses as a percentage of net sales which was partially offset by an increase in the gross profit margin for the period.

Interest expense for the second quarter of fiscal 2003 increased by $1.2 million, or 22.8% from the second quarter of fiscal 2002. This increase was due to an increase in the debt balance resulting from the conversion of the Company’s preferred stock and accrued dividends to senior subordinated 15.25% notes during July 2002. This increase was partially offset by a reduction in interest rates on the Company’s variable rate debt.

First Six Months Fiscal 2003 Compared to First Six Months Fiscal 2002

Net sales for the first six months of fiscal 2003 increased by $5.6 million, or 3.1% as compared to the first six months of fiscal 2002. This increase was principally attributable to (i) an increase in sales by Company-owned retail outlet stores of approximately $4.3 million, partially due to the addition of three new stores since the beginning of fiscal 2002, (ii) an increase in international sales of approximately $1.7 million and (iii) an increase in sales to existing domestic wholesale customers of approximately $1.4 million, despite a decrease of approximately $6.9 million associated with the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc. These increases were partially offset by a decrease in sales of approximately $2.2 million for the St. John Home stores which were closed during the first six months of fiscal 2003. Sales for Company-owned retail boutiques open at least one year decreased 8.4% during the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. Net sales increased primarily as a result of increased unit sales of the Knit product line.

Gross profit for the first six months of fiscal 2003 increased by $4.9 million or 4.8% as compared with the first six months of fiscal 2002, and increased as a percentage of net sales to 57.8% from 56.8%. This increase in the gross profit margin was primarily the result of an increase in the gross profit margin for the Company-owned retail boutiques due to lower point of sale markdowns and an increase in the gross profit margin on wholesale sales of the Knit and Sport product lines.

Selling, general and administrative expenses for the first six months of fiscal 2003 increased by $12.8 million, or 18.6% over the first six months of fiscal 2002, and increased as a percentage of net sales to 44.0% from 38.3%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in expenses of approximately $4.7 million resulting from the opening of six retail boutiques and three retail outlet stores since the beginning of fiscal 2002, (ii) an increase in advertising expenses of approximately $2.1 million, relating to a planned increase in advertising expenditures for the first six months of fiscal 2003 as compared to fiscal 2002, (iii) an increase in design sample expenses of approximately $1.7 million, (iv) an increase in bad debt expense of approximately $0.6 million and (v) an increase in costs related to the expansion of the Company’s operations in Japan of approximately $0.6 million. Selling, general and administrative expenses for the Company increased as a percentage of net sales primarily due to the above items.

Operating income for the first six months of fiscal 2003 decreased by $7.9 million, or 23.7% as compared to the first six months of fiscal 2002. Operating income as a percentage of net sales decreased to 13.8% from 18.5% during the same period. This decrease in operating income as a percentage of net sales was due to an increase in selling, general and administrative expenses as a percentage of net sales.

Interest expense for the first six months of fiscal 2003 increased by $2.1 million, or 19.1% from the first six months of fiscal 2002. This increase was due an increase in the debt balance resulting from the conversion of the Company’s preferred stock and accrued dividends to senior subordinated 15.25% notes during July 2002. This increase was partially offset by a reduction in interest rates on the Company’s variable rate debt.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 2003, cash provided by operating activities was $28.6 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and inventories and an increase in accrued expenses, while cash used in operating activities was primarily used to fund a decrease in income taxes payable. The decrease in accounts receivable was primarily due to lower wholesale sales in April 2003 as compared to October 2002, partially due to the April 2003 billing month including only 4 weeks compared to the October 2002 billing month which included 5 weeks. The decrease in inventory was due to the timing of shipments to the Company’s wholesale customers and the Company’s annual warehouse sale. Cash used in investing activities was $7.4 million during the first six months of fiscal 2003. The principal use of cash in investing activities was for the purchase of electronic knitting machines, the expansion of the Company’s manufacturing facility in Mexico and the construction of leasehold improvements for scheduled new or relocated boutiques. Cash used in financing activities was $9.3 million during the first six months of fiscal 2003, which included the redemption of $5.0 million of the Company’s redeemable common stock from its former Chief Executive Officer and principal payments on its long-term debt.

As of May 4, 2003, the Company had approximately $44.9 million in working capital and $42.0 million in cash and marketable securities. The Company’s principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a syndicate of banks (“Revolving Commitment”) which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (4.25% at May 4, 2003) plus 1.0% or LIBOR (1.3125% at May 4, 2003) plus 2.0%. The availability of funds under the Revolving Commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of May 4, 2003, the Company was in compliance with all covenants and no amounts were outstanding under the Revolving Commitment. The Company currently has $11.8 million of letters of credit outstanding which reduces the amount available under the Revolving Commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

Total debt outstanding decreased $3.7 million to $265.6 million during the six months ended May 4, 2003. The Company’s outstanding debt was comprised primarily of bank borrowings of $125.7 million, senior subordinated 12.5% notes (“12.5% notes”) of $99.1 million and senior subordinated 15.25% notes (“15.25% notes”) of $39.3 million. The Company redeemed the 15.25% notes in full on May 30, 2003 using $30.0 million in additional borrowing under the Company’s credit facilities and excess cash.

The Company’s primary ongoing cash requirements include debt service which consists primarily of principal and interest payments on bank borrowings and interest on its 12.5% notes. The Company believes it will be able to finance its cash requirements for the foreseeable future with internally generated funds and funds available under the Company’s Revolving Commitment. However, the Company’s ability to fund such cash requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

The table below details the Company’s material obligations and commitments under contracts and lease agreements in effect as of May 4, 2003:

Contractual Obligations	Total	Fiscal Years				2007	Thereafter
		2003(A)	2004	2005	2006
		(in thousands)
12.5% notes	$100,000	$—	$—	$—	$—	$—	$100,000
15.25% notes(B)	39,294	39,294	—	—	—	—	—
Variable rate debt	127,112	5,850	17,957	19,914	34,123	49,268	—
Operating leases	166,888	10,702	20,506	19,787	18,961	18,094	78,838
Yarn purchase commitment	9,554	9,554	—	—	—	—	—

Total obligations	$442,848	$65,400	$38,463	$39,701	$53,084	$67,362	$178,838

(A)	The amounts shown in this column reflect the amounts to be paid during the remainder of the fiscal year.
(B)	These notes were redeemed at face value on May 30, 2003 using cash and additional borrowings of $30.0 million under the Company’s credit facilities.

In addition to the obligations and commitments above, during its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $11.8 million of letters of credit outstanding at May 4, 2003. Of this total, $9.9 million related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

In addition to the fiscal year 2003 payments included on the table above, the Company anticipates purchasing property and equipment of approximately $14.8 million during the remainder of fiscal 2003, but is not contractually committed to do so. The estimated $14.8 million will be used principally for (i) the construction of leasehold improvements for relocated retail boutiques located in Beverly Hills, California, Chicago, Illinois, and Manhasset, New York, (ii) the expansion of the retail boutiques located in Houston, Texas and Costa Mesa, California, (iii) the construction of St. John shops within the Company’s major wholesale customer locations, (iv) the expansion of the Company’s manufacturing facility in Mexico, (v) upgrades to the Company’s computer systems and (vi) the construction of leasehold improvements and the related lease deposit for a flagship boutique in Japan.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the Company from the Company’s wholly owned subsidiaries that have guaranteed the Company’s payment obligations under its 12.5% notes.

The Company may repurchase, from time to time, a portion of its 12.5% notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the Company may be required to repurchase up to $5.0 million annually of the common stock beneficially owned by Bob Gray, Marie Gray or Kelly Gray (the “Gray family”). Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes. During November 2002, the Company redeemed, at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by Bob Gray at a total cost of $5.0 million.

SJKI has not paid any cash dividends since the completion of the mergers in July 1999. SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities and 12.5% notes. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

The Company’s EBITDA (EBITDA generally represents the net income of the Company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) as defined in its credit agreement for its senior secured credit facilities was approximately $34.2 million and $41.3 million for the first six months of fiscal 2003 and 2002, respectively, and $14.3 million and $21.7 million for the second quarter of fiscal 2003 and 2002, respectively. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the Company’s credit agreement. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from operating income to EBITDA for the second quarter and first six months of fiscal years 2003 and 2002:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002
	(in thousands)		(in thousands)
Operating income	$10,158	$17,843	$25,521	$33,451
Depreciation and amortization	3,967	3,693	8,392	7,415
Deferred rent expense	156	132	336	265
Licensing income	—	27	—	135

Consolidated EBITDA	$14,281	$21,695	$34,249	$41,266

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

Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, based upon the leverage ratio of the Company, which was the bank’s borrowing rate plus 1.0% or LIBOR plus 2.0% at May 4, 2003. Borrowings under the tranche B facility bear interest at a floating rate, also based upon the leverage ratio of the Company, which was the bank’s borrowing rate plus 2.0% or LIBOR plus 3.0% at May 4, 2003. In addition, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility of 0.5% per year.

Borrowings under the tranche A facility began to mature quarterly on October 31, 1999, while borrowings under the tranche B facility began to mature quarterly on October 31, 2000. The credit agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 50% of excess cash flow (as defined in the credit agreement) and (ii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company’s financial performance).

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

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. At May 4, 2003, the Company was in compliance with all covenants.

Effective May 30, 2003 the Company amended its credit agreement. The amendment allowed the Company to borrow an additional $30.0 million under the tranche B facility. The additional borrowing increased the overall maximum for the tranche B facility to approximately $122.0 million. The amendment also increased the interest rate on the total outstanding balance of the bank borrowings by increasing the current spread over the banks borrowing rate and LIBOR by 0.75% for each of the three facilities. The Company paid fees of approximately $1.0 million to complete the amendment. The Company used these funds, along with a portion of its available cash, to retire its 15.25% notes.

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

Redeemable Common Stock

SJKI is a party to a stockholders’ agreement with Vestar/Gray Investors, LLC, Vestar Capital Partners III, L.P. and the Gray family, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5.0 million of such common stock for all the Grays during any 12 month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12 month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

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

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the first six months of fiscal year 2003.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2003, (ii) the Company’s belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility and (iii) the Company’s anticipation that it will not pay cash dividends on its common stock in the future.

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

The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the Company prices its products. The Company’s primary exposure to foreign exchange fluctuation is on the Euro. The Company did not hold any forward contracts to sell Euros at May 4, 2003.

The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts. The Company did not hold any forward contracts to purchase Euros at May 4, 2003.

The Company has made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for fiscal year 2003. There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure.

The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists primarily of bank borrowings under the credit agreement. At May 4, 2003, the Company had no outstanding hedging contracts associated with interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

4.1	Amended and Restated Credit Agreement dated May 30, 2003

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2003

ST.JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/KELLY GRAY
Kelly Gray
Co-Chief Executive Officer

By:	/s/BRUCE FETTER
Bruce Fetter
Co-Chief Executive Officer

By:	/s/ROGER G. RUPPERT
Roger G. Ruppert
Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003

By:	/S/KELLY GRAY
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003

By:	/S/BRUCE FETTER
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003

By:	/S/ROGER G. RUPPERT
Roger G. Ruppert
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Amended and Restated Credit Agreement dated May 30, 2003