Form 10-Q
period 2003-08-03
ST JOHN KNITS INTERNATIONAL INC
filed 2003-09-17
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

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

The number of outstanding shares of registrant’s Common Stock, par value $0.01 per share, was 6,456,619 shares as of September 15, 2003.

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 3, 2003	November 3, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,162,784	$30,129,208
Investments	—	6,713
Accounts receivable, net	22,861,343	31,344,914
Inventories	58,089,709	54,705,873
Deferred income tax benefit	13,445,240	13,383,637
Other	5,473,524	3,857,975

Total current assets	121,032,600	133,428,320

Property and equipment:
Machinery and equipment	69,581,029	68,781,604
Leasehold improvements	49,421,636	48,186,803
Buildings	25,710,012	23,782,871
Furniture and fixtures	15,036,022	13,748,486
Land	8,798,320	8,798,320
Construction in progress	2,748,533	2,714,513

	171,295,552	166,012,597
Less—Accumulated depreciation and amortization	87,762,272	82,250,167

	83,533,280	83,762,430

Deferred financing costs, net	7,503,225	8,100,736
Deferred income tax benefit	3,155,896	3,217,500
Other assets	7,491,072	7,398,360

	$222,716,073	$235,907,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,728,645	$6,873,932
Accrued expenses	19,921,427	16,803,824
Current portion of long-term debt	15,361,474	10,159,054
Accrued interest expense	1,234,362	6,352,267
Income taxes payable	4,844,653	7,201,500

Total current liabilities	50,090,561	47,390,577

Long-term debt, net of current portion (Note 5)	239,065,110	259,103,889
Deferred rent	5,506,205	5,143,785

Total liabilities	294,661,876	311,638,251

Redeemable common stock, par value $0.01 per share; issued and outstanding—879,362 and 968,983 shares, respectively	31,630,651	54,059,562

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized—10,000,000 shares, issued and outstanding—5,577,257 shares	55,772	55,772
Additional paid-in capital	110,522,214	93,093,303
Cumulative translation adjustment	68,437	174,298
Unrealized loss on securities	(42,012)	(44,148)
Accumulated deficit	(214,180,865)	(223,069,692)

Total stockholders’ deficit	(103,576,454)	(129,790,467)

	$222,716,073	$235,907,346

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002
Net sales	$83,524,456	$88,056,901	$269,415,486	$268,300,809
Cost of sales	35,389,391	37,475,329	113,924,894	115,263,587

Gross profit	48,135,065	50,581,572	155,490,592	153,037,222
Selling, general and administrative expenses	38,937,959	34,971,343	120,772,326	103,976,453

Operating income	9,197,106	15,610,229	34,718,266	49,060,769
Interest expense	5,919,691	5,941,968	19,077,955	16,990,499
Other income (expense)	(184,686)	40,415	(988,232)	167,026

Income before income taxes	3,092,729	9,708,676	14,652,079	32,237,296
Income taxes	1,154,774	3,957,740	5,763,252	13,318,284

Net income	1,937,955	5,750,936	8,888,827	18,919,012
Preferred stock dividends	—	736,507	—	3,458,232

Income allocated to common stockholders	$1,937,955	$5,014,429	$8,888,827	$15,460,780

Comprehensive income, net of tax:
Net income	$1,937,955	$5,750,936	$8,888,827	$18,919,012
Foreign currency translation adjustments	(91,607)	288,607	(64,221)	106,065
Unrealized loss on hedging transactions	—	(124,171)	—	(211,737)
Unrealized loss on securities	—	—	—	(317)

Comprehensive income	$1,846,348	$5,915,372	$8,824,606	$18,813,023

Earnings per common share:
Basic	$0.30	$0.77	$1.38	$2.36

Diluted	$0.29	$0.76	$1.33	$2.34

Shares used in the calculation of earnings per common share:
Basic	6,456,619	6,546,240	6,458,254	6,546,240

Diluted	6,647,508	6,635,483	6,703,211	6,597,557

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
	August 3, 2003	July 28, 2002
Cash flows from operating activities:
Net income	$8,888,827	$18,919,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,528,281	11,146,072
Amortization of discount on 12.5% notes due 2009	103,799	103,800
Amortization of deferred loan costs	1,540,813	1,552,213
Loss on disposal of property and equipment	656,043	124,401
Partnership losses	655,181	676,962
Decrease in accounts receivable	8,483,571	844,019
(Increase) decrease in inventories	(3,383,836)	2,752,660
Increase in other current assets	(1,615,549)	(287,068)
Increase in other assets	(1,122,542)	(1,275,297)
Increase (decrease) in accounts payable	1,854,713	(2,432,623)
Increase in accrued expenses	3,117,603	1,495,089
Decrease in accrued interest expense	(4,584,944)	(2,884,402)
Increase (decrease) in income taxes payable	(2,356,847)	3,229,317
Increase in deferred rent	362,420	—

Net cash provided by operating activities	25,127,533	33,964,155

Cash flows from investing activities:
Proceeds from sale of property and equipment	22,500	14,900
Purchase of property and equipment	(12,960,887)	(8,866,190)
Sale of short-term investments	6,713	552
Capital distributions from partnership	360,000	336,500

Net cash used in investing activities	(12,571,674)	(8,514,238)

Cash flows from financing activities:
Principal payments on long-term debt	(6,452,317)	(19,012,357)
Proceeds from bank borrowings	30,272,906	—
Principal payments on 15.25% subordinated debt	(39,293,709)	—
Redemption of redeemable common stock	(5,000,000)	—
Financing fees and expenses	(943,303)	—

Net cash used in financing activities	(21,416,423)	(19,012,357)

Effect of exchange rate changes	(105,860)	180,730

Change in value of hedging transactions	—	(360,792)

Net increase (decrease) in cash and cash equivalents	(8,966,424)	6,257,498
Beginning balance, cash and cash equivalents	30,129,208	26,210,874

Ending balance, cash and cash equivalents	$21,162,784	$32,468,372

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Thirty-nine Weeks Ended
	August 3, 2003	July 28, 2002
Supplemental disclosures of cash flow information:
Cash received for interest income	$372,358	$835,498

Cash paid for:
Interest expense	$21,972,348	$17,745,169

Income taxes	$8,228,421	$11,057,456

Supplemental disclosure of noncash financing activities:
Dividends accrued on mandatorily redeemable preferred stock	$—	$3,458,232

Conversion of manditorily redeemable preferred stock and accrued dividends to subordinated notes	$—	$38,760,748

Conversion of accrued interest to subordinated notes	$532,961	$—

Unrealized gain (loss) on securities	$2,136	$(542)

Adjustment of redeemable common stock to fair value	$(17,428,911)	$3,875,932

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

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were August 3, 2003 and July 28, 2002.

Dividends

SJKI has not paid any cash dividends to its common stockholders since the completion of the mergers in July 1999. SJKI does not anticipate the payment of any cash dividends on its common stock in the future.

2. Stock Option Plan

The Company has one stock-based employee compensation plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “1999 Plan”). Options granted under the 1999 Plan are nonstatutory stock options. During the first nine months of fiscal year 2003, the Company granted a total of 60,000 stock options with an exercise price of $55.79 per share. The exercise price of the stock options represents the estimated fair market value, as determined by the board of directors, of the Company’s common stock on the date of grant. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the 1999 Plan have an exercise price equal to the estimated fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002
	(in thousands, except per share amounts)
Net income, as reported	$1,938	$5,751	$8,889	$18,919
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	153	234	433	700

Pro forma net income	$1,785	$5,517	$8,456	$18,219

Earnings per common share:
Basic—as reported	$0.30	$0.77	$1.38	$2.36
Basic—pro forma	$0.28	$0.73	$1.31	$2.25
Diluted—as reported	$0.29	$0.76	$1.33	$2.34
Diluted—pro forma	$0.27	$0.72	$1.26	$2.24

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

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002
Weighted average shares outstanding	6,456,619	6,546,240	6,458,254	6,546,240
Add: dilutive effect of stock options	190,889	89,243	244,957	51,317

Shares used to calculate diluted earnings per share	6,647,508	6,635,483	6,703,211	6,597,557

4. Inventories

Inventories are comprised of the following:

	August 3, 2003	November 3, 2002
Raw materials	$14,637,361	$12,986,013
Work-in-process	9,436,893	8,641,353
Finished products	34,015,455	33,078,507

	$58,089,709	$54,705,873

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5. Senior Subordinated 15.25% Notes

At May 4, 2003, the Company had $39.3 million of 15.25% notes outstanding. The Company had the option to redeem the notes in cash for the face value of the notes plus accrued and unpaid interest before January 2, 2004. Effective May 30, 2003, the Company redeemed such notes. Prior to initiating this transaction, the Company’s credit agreement was amended to allow for the redemption and to provide for additional borrowing of $30 million. The proceeds of this additional borrowing, together with cash on hand, were used to redeem the notes. The redemption of the notes and accrued interest totaled $41.8 million. The amendment increased the interest rate on the total outstanding balance of the bank borrowings by increasing the current spread over the banks borrowing rate and LIBOR (1.125% at August 3, 2003) by 0.75%. The Company paid fees of approximately $1 million to complete the amendment. These fees have been recorded as deferred financing costs and will be amortized over the life of the agreement.

6. Recent Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN Nos. 5, 57 and 107, and rescission of FIN No. 34. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

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

7. Commitments and Contingencies

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $11.5 million of letters of credit outstanding at August 3, 2003. Of this total, $9.9 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

8. Segment Information

The Company has two reportable business segments, wholesale and retail. For the third quarter and first nine months of fiscal year 2003, retail sales were generated through the Company’s 30 St. John boutiques and 14 St. John outlet stores. In addition, the Company had sales from two St. John Home stores and one St. John Home outlet store which were closed during the first six months of fiscal 2003. Management evaluates segment performance based primarily on revenue and earnings from operations.

Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total
	(in thousands)
Third Quarter Fiscal 2003
Net sales	$69,093	$35,430	$(20,999)	$83,524
Operating income	12,145	1,050	(3,998)	9,197
Capital expenditures	1,137	4,170	—	5,307
Depreciation and amortization	2,466	1,671	—	4,137

Third Quarter Fiscal 2002
Net sales	$74,067	$30,896	$(16,906)	$88,057
Operating income	16,854	634	(1,878)	15,610
Capital expenditures	1,123	1,734	—	2,857
Depreciation and amortization	2,552	1,180	—	3,732

First Nine Months Fiscal 2003
Net sales	$222,469	$112,989	$(66,043)	$269,415
Operating income	40,710	5,985	(11,977)	34,718
Capital expenditures	4,916	8,045	—	12,961
Depreciation and amortization	7,410	5,118	—	12,528

First Nine Months Fiscal 2002
Net sales	$218,758	$106,177	$(56,634)	$268,301
Operating income	46,456	6,869	(4,264)	49,061
Capital expenditures	3,478	5,388	—	8,866
Depreciation and amortization	7,921	3,225	—	11,146

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

10. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). During the third quarter of fiscal 2003, the Company set up a new entity to hold its retail operations. The new company operates under the name of St. John Apparel, LLC and is a Guarantor Subsidiary. The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of August 3, 2003 and November 3, 2002, and for the 13 and 39 weeks ended August 3, 2003 and July 28, 2002.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AUGUST 3, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current assets:
Cash, cash equivalents and investments	$20,098	$483	$582	$—	$21,163
Accounts receivable, net	19,930	1,817	1,114		22,861
Inventories(1)	21,016	33,641	3,433		58,090
Deferred income tax benefit	13,445				13,445
Other	4,695	645	134		5,474
Intercompany accounts receivable	2,268	895		(3,163)	—

Total current assets	81,452	37,481	5,263	(3,163)	121,033

Property and equipment, net	47,443	28,602	7,488		83,533
Investment in subsidiaries	58,310			(58,310)	—
Receivable from consolidated subsidiaries	19,448			(19,448)	—
Deferred financing costs	7,503				7,503
Deferred income tax benefit	3,156				3,156
Other assets	4,427	1,053	2,011		7,491

Total assets	$221,739	$67,136	$14,762	$(80,921)	$222,716

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,446	$—	$283	$—	$8,729
Accrued expenses	16,832	2,278	812		19,922
Current portion of long-term debt	15,361				15,361
Accrued interest expense	1,234				1,234

Intercompany accounts payable			3,163	(3,163)	—
Income taxes payable	6,836		(1,991)		4,845

Total current liabilities	48,709	2,278	2,267	(3,163)	50,091

Intercompany payable		8,869	10,579	(19,448)	—

Long-term debt, net of current portion	238,792		273		239,065
Deferred rent	5,506				5,506

Total liabilities	293,007	11,147	13,119	(22,611)	294,662

Redeemable common stock	31,631				31,631

Total stockholders’ equity (deficit)	(102,899)	55,989	1,643	(58,310)	(103,577)

Total liabilities and stockholders’ equity (deficit)	$221,739	$67,136	$14,762	$(80,921)	$222,716

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

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED AUGUST 3, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$71,649	$9,021	$2,855	$—	$83,525
Cost of sales	29,756	4,177	1,457		35,390

Gross profit	41,893	4,844	1,398	—	48,135

Selling, general and administrative expenses	31,054	6,114	1,769		38,937

Operating income (loss)	10,839	(1,270)	(371)	—	9,198

Interest expense	5,920				5,920
Other expense	(79)	(105)	(1)		(185)

Income (loss) before income taxes	4,840	(1,375)	(372)	—	3,093
Income taxes (benefit)	1,520	(115)	(250)		1,155

Income (loss) before equity in loss of consolidated subsidiaries	3,320	(1,260)	(122)	—	1,938
Equity in loss of consolidated subsidiaries	(1,382)			1,382	—

Net income (loss)	$1,938	$(1,260)	$(122)	$1,382	$1,938

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED JULY 28, 2002

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$85,034	$1,057	$1,965	$—	$88,056
Cost of sales	35,574	800	1,101		37,475

Gross profit	49,460	257	864	—	50,581

Selling, general and administrative expenses	32,522	947	1,502		34,971

Operating income (loss)	16,938	(690)	(638)	—	15,610

Interest expense	5,942				5,942
Other income (expense)	233	(12)	(180)		41

Income (loss) before income taxes	11,229	(702)	(818)	—	9,709
Income taxes (benefit)	4,732	(295)	(479)		3,958

Income (loss) before equity in loss of consolidated subsidiaries	6,497	(407)	(339)	—	5,751
Equity in loss of consolidated subsidiaries	(746)			746	—

Net income (loss)	$5,751	$(407)	$(339)	$746	$5,751

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTY-NINE WEEKS ENDED AUGUST 3, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$251,632	$10,273	$7,509	$—	$269,414
Cost of sales	105,244	4,988	3,692		113,924

Gross profit	146,388	5,285	3,817	—	155,490

Selling, general and administrative expenses	107,938	7,789	5,044		120,771

Operating income (loss)	38,450	(2,504)	(1,227)	—	34,719

Interest expense	19,078				19,078
Other expense	(534)	(297)	(158)		(989)

Income (loss) before income taxes	18,838	(2,801)	(1,385)	—	14,652
Income taxes (benefit)	7,291	(713)	(815)		5,763

Income (loss) before equity in loss of consolidated subsidiaries	11,547	(2,088)	(570)	—	8,889
Equity in loss of consolidated subsidiaries	(2,658)			2,658	—

Net income (loss)	$8,889	$(2,088)	$(570)	$2,658	$8,889

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTY-NINE WEEKS ENDED JULY 28, 2002

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
Net sales	$257,647	$4,463	$6,191	$—	$268,301
Cost of sales	109,116	2,822	3,326		115,264

Gross profit	148,531	1,641	2,865		153,037

Selling, general and administrative expenses	96,871	3,203	3,902		103,976

Operating income (loss)	51,660	(1,562)	(1,037)		49,061

Interest expense	16,991				16,991
Other income (expense)	341	(12)	(162)		167

Income (loss) before income taxes	35,010	(1,574)	(1,199)		32,237
Income taxes (benefit)	14,754	(661)	(775)		13,318

Income (loss) before equity in loss of consolidated subsidiaries	20,256	(913)	(424)		18,919
Equity in loss of consolidated subsidiaries	(1,337)			1,337	—

Net income (loss)	$18,919	$(913)	$(424)	$1,337	$18,919

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTY-NINE WEEKS ENDED AUGUST 3, 2003

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)	$8,889	$(2,088)	$(570)	$2,658	$8,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,837	1,087	604		12,528
Amortization of discount on 12.5% notes due 2009	104				104
Amortization of deferred loan costs	1,541				1,541
Loss on disposal of property and equipment	608		48		656
Partnership losses	655				655
Equity in loss of consolidated subsidiaries	2,658			(2,658)	—
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	8,309	(245)	420		8,484
Intercompany receivables (net)	(3,573)	(1,494)	5,067		—
Inventories	(3,597)	1,098	(885)		(3,384)
Other current assets	(1,084)	(3)	(529)		(1,616)
Other assets	74	24	(1,221)		(1,123)
Accounts payable	1,855				1,855
Accrued expenses	318	1,923	877		3,118
Accrued interest expense	(4,585)				(4,585)
Income taxes payable	(1,538)		(819)		(2,357)
Deferred rent	362				362

Net cash provided by operating activities	21,833	302	2,992	—	25,127

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	23				23
Purchase of property and equipment	(9,457)	(573)	(2,931)		(12,961)
Sale of short-term investments	7				7
Capital distributions from partnership	360				360

Net cash used in investing activities	(9,067)	(573)	(2,931)	—	(12,571)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(6,044)		(420)		(6,464)
Proceeds from bank borrowings	30,000		273		30,273
Principal payments on 15.25% subordinated debt	(39,294)				(39,294)
Redemption of redeemable common stock	(5,000)				(5,000)
Financing fees and expenses	(943)				(943)

Net cash used in financing activities	(21,281)	—	(147)	—	(21,428)

Effect of exchange rate changes	(46)		(48)		(94)

Net decrease in cash and cash equivalents	(8,561)	(271)	(134)	—	(8,966)
Beginning balance, cash and cash equivalents	28,659	754	716		30,129

Ending balance, cash and cash equivalents	$20,098	$483	$582	$—	$21,163

Supplemental disclosures of cash flow information:
Cash received for interest income	$372	$—	$—	$—	$372

Cash paid for:
Interest expense	$21,969	$—	$3	$—	$21,972

Income taxes	$8,228	$—	$—	$—	$8,228

Supplemental disclosures of noncash financing activities:
Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

Adjustment of redeemable common stock to fair value	$(17,429)	$—	$—	$—	$(17,429)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTY-NINE WEEKS ENDED JULY 28, 2002

(UNAUDITED)

	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:

Net income (loss)	$18,919	$(913)	$(424)	$1,337	$18,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,466	137	543		11,146
Amortization of discount on 12.5% notes due 2009	104				104
Amortization of deferred loan costs	1,552				1,552
Loss on disposal of property and equipment	124				124
Partnership losses	677				677
Equity in loss of consolidated subsidiaries	1,337			(1,337)	—
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	579	48	217		844
Intercompany receivables (net)	(1,051)	(662)	1,713		—
Inventories	1,808	1,397	(452)		2,753
Other current assets	(331)	43	1		(287)
Other assets	(1,050)	41	(266)		(1,275)
Accounts payable	(2,433)				(2,433)
Accrued expenses	1,441	(116)	170		1,495
Accrued interest expense	(2,884)				(2,884)
Income taxes payable	4,008		(779)		3,229

Net cash provided by (used in) operating activities	33,266	(25)	723	—	33,964

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	15				15
Purchase of property and equipment	(8,511)	23	(378)		(8,866)
Sale of short-term investments	1				1
Capital distributions from partnership	336				336

Net cash used in investing activities	(8,159)	23	(378)	—	(8,514)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(19,015)		3		(19,012)

Net cash used in financing activities	(19,015)	—	3	—	(19,012)

Effect of exchange rate changes	217		(36)		181

Unrealized loss on securities	(1)				(1)

Change in value of hedging transactions	(361)				(361)

Net increase (decrease) in cash and cash equivalents	5,947	(2)	312	—	6,257
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$31,937	$2	$529	$—	$32,468

Supplemental disclosures of cash flow information:
Cash received for interest income	$835	$—	$—	$—	$835

Cash paid for:
Interest expense	$17,745	$—	$—	$—	$17,745

Income taxes	$11,057	$—	$—	$—	$11,057

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$3,458	$—	$—	$—	$3,458

Conversion of manditorily redeemable preferred stock and accrued dividends to subordinated notes	$38,761	$—	$—	$—	$38,761

Unrealized loss on securities	$(1)	$—	$—	$—	$(1)

Adjustment of redeemable common stock to fair value	$3,876	$—	$—	$—	$3,876

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“Third Quarter”)		Percentage of Net Sales Thirty-nine Weeks Ended (“Nine Months”)
	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.4	42.6	42.3	43.0

Gross profit	57.6	57.4	57.7	57.0
Selling, general and administrative expenses	46.6	39.7	44.8	38.8

Operating income	11.0	17.7	12.9	18.2
Interest expense	7.1	6.7	7.1	6.3
Other income (expense)	(0.2)	—	(0.4)	0.1

Income before income taxes	3.7	11.0	5.4	12.0
Income taxes	1.4	4.5	2.1	5.0

Net income	2.3%	6.5%	3.3%	7.0%

Third Quarter Fiscal 2003 Compared to Third Quarter Fiscal 2002

Net sales for the third quarter of fiscal 2003 decreased by $4.5 million, or 5.1% as compared to the third quarter of fiscal 2002. This decrease was principally attributable to a decrease in sales to domestic wholesale customers of approximately $11.2 million and a decrease in sales of approximately $1.1 million for the St. John Home stores, which were closed during the first six months of fiscal 2003. The decrease in sales to domestic wholesale customers was partially due to a reduction of approximately $1.7 million associated with the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc. In addition, sales to the Company’s three largest wholesale customers decreased during the quarter by approximately $7.5 million, due to a reduction in their inventory balances from the end of the third quarter of fiscal 2003. These decreases were partially offset by increases in sales by Company-owned retail boutiques and retail outlet stores of approximately $3.4 million and $2.2 million, respectively, and an increase in international sales of approximately $2.1 million. Approximately $1.9 million of the increase in sales for the Company-owned retail boutiques was due to the addition of six new retail boutiques since the beginning of the third quarter of fiscal 2002. The increase in sales for the Company-owned retail outlet stores was primarily due to the addition of four new outlet stores since the beginning of the third quarter of fiscal 2002. Sales for Company-owned retail boutiques open at least one year increased 7.2% during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The overall decrease in net sales was primarily the result of decreased unit sales of the Knit and Sport product lines.

Gross profit for the third quarter of fiscal 2003 decreased by $2.4 million, or 4.8% as compared with the third quarter of fiscal 2002, but increased slightly as a percentage of net sales to 57.6% from 57.4%. This increase in the gross profit margin was primarily the result of an increase in the gross profit margin for the Company-owned retail boutiques due to lower point of sale markdowns and an increase in sales by the Company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers. These increases were partially offset by a decrease in the gross profit margin for the Knit product line, due to a reduction in the number of units being manufactured and sold without a corresponding decrease in the production costs.

Selling, general and administrative expenses for the third quarter of fiscal 2003 increased by $4.0 million, or 11.3% over the third quarter of fiscal 2002, and increased as a percentage of net sales to 46.6% from 39.7%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in expenses of approximately $2.8 million, primarily resulting from the opening of six Company-owned retail boutiques, the relocation of two retail boutiques, the expansion of one retail boutique and the opening of four outlet stores since the beginning of the third quarter of fiscal 2002, (ii) an increase in sample expenses for the design department of approximately $0.9 million and (iii) an increase in design salary expense of approximately $0.5 million. These increases were partially offset by a decrease in advertising expenses of approximately $0.9 million, consistent with the Company’s fiscal 2003 advertising plan.

Operating income for the third quarter of fiscal 2003 decreased by $6.4 million, or 41.1% as compared to the third quarter of fiscal 2002. Operating income as a percentage of net sales decreased to 11.0% from 17.7% during the same period. This decrease in operating income as a percentage of net sales was due to an increase in selling, general and administrative expenses as a percentage of net sales which was partially offset by an increase in the gross profit margin for the period.

First Nine Months Fiscal 2003 Compared to First Nine Months Fiscal 2002

Net sales for the first nine months of fiscal 2003 increased by $1.1 million, or 0.4% as compared to the first nine months of fiscal 2002. This increase was principally attributable to (i) an increase in sales by Company-owned retail outlet stores of approximately $6.5 million, partially due to the addition of four retail outlet stores since the beginning of fiscal 2002, (ii) an increase in sales by Company-owned retail boutiques of approximately $3.6 million, due to the addition of six new retail boutiques since the beginning of fiscal 2002 and (iii) an increase in international sales of approximately $4.1 million. These increases were partially offset by a decrease in sales to domestic wholesale customers of approximately $9.8 million, primarily due to a reduction of approximately $8.5 million associated with the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc. and a decrease in sales of approximately $3.2 million for the St. John Home stores, which were closed during the first six months of fiscal 2003. Sales for Company-owned retail boutiques open at least one year decreased 4.2% during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The overall increase in net sales was primarily the result of increased unit sales of the Knit product line.

Gross profit for the first nine months of fiscal 2003 increased by $2.5 million, or 1.6% as compared with the first nine months of fiscal 2002, and increased as a percentage of net sales to 57.7% from 57.0%. This increase in the gross profit margin was primarily the result of an increase in the gross profit margin for the Company-owned retail boutiques due to lower point of sale markdowns.

Selling, general and administrative expenses for the first nine months of fiscal 2003 increased by $16.8 million, or 16.2% over the first nine months of fiscal 2002, and increased as a percentage of net sales to 44.8% from 38.8%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in expenses of approximately $7.3 million, resulting from the opening of six Company-owned retail boutiques, the relocation of three retail boutiques, the expansion of one retail boutique and the opening of four outlet stores since the beginning of fiscal 2002, (ii) an increase in sample expenses for the design department of approximately $2.5 million, (iii) an increase in advertising expenses of approximately $1.4 million, relating to a planned increase in advertising expenditures for the first nine months of fiscal 2003 as compared to fiscal 2002, (iv) an increase in design salary expense of approximately $1.2 million, (v) an increase in costs related to the Company’s expanding operations in Japan of approximately $0.7 million and (vi) an increase in bad debt expenses of approximately $0.6 million.

Operating income for the first nine months of fiscal 2003 decreased by $14.3 million, or 29.2% as compared to the first nine months of fiscal 2002. Operating income as a percentage of net sales decreased to 12.9% from 18.2% during the same period. This decrease in operating income as a percentage of net sales was due to an increase in selling, general and administrative expenses as a percentage of net sales which was partially offset by an increase in the gross profit margin for the period.

Interest expense for the first nine months of fiscal 2003 increased by $2.1 million, or 12.3% from the first nine months of fiscal 2002. This increase was due to an increase in the debt balance resulting from the conversion of the Company’s preferred stock and accrued dividends to senior subordinated 15.25% notes during July 2002. This increase was partially offset by a reduction in interest rates between the periods on the Company’s variable rate debt.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 2003, cash provided by operating activities was $25.1 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accrued expenses and accounts payable, while cash used in operating activities was primarily used to fund a decrease in accrued interest expense and income taxes payable and an increase in inventories. The decrease in accounts receivable was primarily due to lower wholesale sales in July 2003 as compared to October 2002, partially due to the July 2003 billing month including only 4 weeks compared to the October 2002 billing month which included 5 weeks and an increase in the liability for payments to some of the Company’s major customers for markdowns due to the timing of the payments. The increase in inventory was primarily due to an increase in inventory at the Company-owned retail boutiques, due in part to the addition of one boutique and the relocation or expansion of two boutiques since the beginning of fiscal 2003. Cash used in investing activities was $12.6 million during the first nine months of fiscal 2003. The principal use of cash in investing activities was for upgrades to the Company’s computer systems, the purchase of electronic knitting machines, the expansion of the Company’s manufacturing facility in Mexico and the construction of leasehold improvements for scheduled new, relocated or expanded retail boutiques. Cash used in financing activities was $21.4 million during the first nine months of fiscal 2003, which included the redemption of the Company’s 15.25% subordinated notes (see Note 5 of Notes to Consolidated Financial Statements) net of the additional borrowings under the Company’s credit agreement, the redemption of $5.0 million of the Company’s redeemable common stock from its former Chief Executive Officer and principal payments on its long-term debt.

As of August 3, 2003, the Company had approximately $70.9 million in working capital and $21.2 million in cash and marketable securities. The Company’s principal source of liquidity is internally generated funds. The Company also has a $25.0 million revolving commitment from a syndicate of banks (“Revolving Commitment”) which expires on July 31, 2005. The Revolving Commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (4.0% at August 3, 2003) plus 1.75% or LIBOR (1.125% at August 3, 2003) plus 2.75%. The availability of funds under the Revolving Commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of August 3, 2003, the Company was in compliance with all covenants and no amounts were outstanding under the Revolving Commitment. The Company currently has $11.5 million of letters of credit outstanding which reduces the amount available under the Revolving Commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

Total debt outstanding decreased $14.8 million to $254.4 million during the nine months ended August 3, 2003. The Company’s outstanding debt was comprised primarily of bank borrowings of $153.7 million and senior subordinated 12.5% notes (“12.5% notes”) of $99.1 million. The Company redeemed its 15.25% subordinated notes in full on May 30, 2003 using $30.0 million in additional borrowing under the Company’s credit facilities and excess cash (see Note 5 of Notes to Consolidated Financial Statements).

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

The table below details the Company’s material obligations and commitments under contracts and lease agreements in effect as of August 3, 2003:

		Fiscal Years
Contractual Obligations	Total	2003(A)	2004	2005	2006	2007	Thereafter
		(in thousands)
12.5% notes	$100,000	$—	$—	$—	$—	$—	$100,000
Variable rate debt	155,242	4,114	18,892	22,119	44,813	65,304	—
Operating leases	161,537	5,351	20,506	19,787	18,961	18,094	78,838
Yarn purchase commitment	7,526	7,526	—	—	—	—	—

Total obligations	$424,305	$16,991	$39,398	$41,906	$63,774	$83,398	$178,838

(A)	The amounts shown in this column reflect the amounts to be paid during the remainder of the fiscal year.

In addition to the obligations and commitments above, during its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $11.5 million of letters of credit outstanding at August 3, 2003. Of this total, $9.9 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

In addition to the fiscal year 2003 payments included on the table above, the Company anticipates purchasing property and equipment of approximately $10.0 million during the remainder of fiscal 2003, but is not contractually committed to do so. The estimated $10.0 million will be used principally for (i) the construction of leasehold improvements for relocated retail boutiques located in Beverly Hills, California and Manhasset, New York, (ii) the expansion of the retail boutique located in Houston, Texas (iii) the construction of St. John shops within the Company’s major wholesale customer locations and (iv) the construction of leasehold improvements for a flagship boutique in Japan.

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

The Company’s EBITDA (EBITDA generally represents the net income of the Company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) as defined in its credit agreement for its senior secured credit facilities was approximately $47.6 million and $60.7 million for the first nine months of fiscal 2003 and 2002, respectively, and $13.4 million and $19.5 million for the third quarter of fiscal 2003 and 2002, respectively. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the Company’s credit agreement. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as adjusted per the terms of the credit agreement) for the third quarter and first nine months of fiscal years 2003 and 2002:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002
	(in thousands)		(in thousands)
Net income	$1,938	$5,751	$8,889	$18,919
Income taxes	1,155	3,958	5,763	13,318
Interest expense	5,920	5,942	19,078	16,990
Other (income) expense	185	(40)	988	(167)
Depreciation and amortization	4,137	3,732	12,528	11,146
Deferred rent expense	26	132	362	397
Licensing income	—	—	—	135

Adjusted EBITDA	$13,361	$19,475	$47,608	$60,738

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

Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, based upon the leverage ratio of the Company, which was the bank’s borrowing rate plus 1.75% or LIBOR plus 2.75% at August 3, 2003. Borrowings under the tranche B facility bear interest at a floating rate, also based upon the leverage ratio of the Company, which was the bank’s borrowing rate plus 2.75% or LIBOR plus 3.75% at August 3, 2003. In addition, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility of 0.5% per year.

Borrowings under the tranche A facility began to mature quarterly on October 31, 1999, while borrowings under the tranche B facility began to mature quarterly on October 31, 2000. The credit agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of tranche A and B facilities, subject to certain exceptions, in amounts up to (i) 75% of excess cash flow (as defined in the credit agreement) and (ii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company’s financial performance).

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

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Each ratio is calculated using EBITDA. In the event of non-compliance with any of these ratios, the Company would be in default under the credit agreement.

The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At August 3, 2003, the Company was in compliance with all covenants.

Effective May 30, 2003 the Company amended its credit agreement. The amendment allowed the Company to borrow an additional $30.0 million under the tranche B facility. The additional borrowing increased the overall maximum for the tranche B facility to approximately $122.0 million. The Company paid fees of approximately $1.0 million to complete the amendment. The Company used these funds, along with a portion of its available cash, to retire its 15.25% subordinated notes (see Note 5 of Notes to Consolidated Financial Statements).

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

The value of the Company’s redeemable common stock, as reported on the Company’s Consolidated Balance Sheets, decreased from $54.1 million at November 3, 2002 to $31.6 million at August 3, 2003. This reduction was due to the purchase of shares from Mr. Gray as discussed above, as well as a decrease in the fair market value of the Company’s common stock as determined by the Company’s board of directors.

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

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the first nine months of fiscal year 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the Company may enter into foreign exchange forward contracts. These contractual arrangements are typically entered into with a major financial institution. The Company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. Forward contracts are usually entered into at the time the Company prices its products. The Company’s primary exposure to foreign exchange fluctuation is on the Euro. The Company did not hold any forward contracts to sell Euros at August 3, 2003.

The Company purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts. The Company did not hold any forward contracts to purchase Euros at August 3, 2003.

The Company has made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for fiscal year 2003. There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure. The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists primarily of bank borrowings under the credit agreement. At August 3, 2003, the Company had no outstanding hedging contracts associated with interest rates.

The Company also holds fixed rate subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Assuming that the balance of variable rate debt remains constant, a one percentage point increase in LIBOR from the first day of the year would result in an annual increase in interest expense of approximately $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period coverd by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

In connection with such evaluation, no change in the Company’s internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

31.1	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2003

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/KELLY GRAY
Kelly Gray Co-Chief Executive Officer

By:	/s/BRUCE FETTER
Bruce Fetter Co-Chief Executive Officer

By:	/s/ROGER G. RUPPERT
Roger G. Ruppert
Executive Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002