Form 10-Q/A
period 2003-08-03
ST JOHN KNITS INTERNATIONAL INC
filed 2003-10-15
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 333-73107

ST. JOHN KNITS INTERNATIONAL,

INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2303510 (I.R.S. Employer Identification Number)

17622 Armstrong Avenue, Irvine, California (Address of Principal Executive Offices)	92614 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 863-1171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐«

« The Registrant is not subject to the reporting requirements of Item 405.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No   ☑

The number of outstanding shares of registrant’s Common Stock, par value $0.01 per share, was 6,456,619 shares as of October 14, 2003.

EXPLANITORY NOTE

This form 10-Q/A is being filed solely in order to add exhibits 32.1, 32.2 and 32.3. Part II, Item 6 is amended in its entirety and is restated as shown below.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

31.1	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2003

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/ KELLY GRAY

Kelly Gray Co-Chief Executive Officer

By:	/s/ BRUCE FETTER

Bruce Fetter Co-Chief Executive Officer

By:	/s/ ROGER G. RUPPERT

Roger G. Ruppert Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

3

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

4