Form 10-K
period 2003-11-02
ST JOHN KNITS INTERNATIONAL INC
filed 2004-02-02
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-73107

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2303510 (I.R.S. Employer Identification Number)

17622 Armstrong Avenue Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Registrant’s telephone number, including area code: (949) 863-1171

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Securities registered pursuant to Section 15(d) of the Act:

Title of each class:

12 ½% Senior Subordinated Notes due 2009

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐N

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N

N The Registrant is not subject to the reporting requirements of Item 405.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of Registrant’s Common Stock held by nonaffiliates was approximately $12,578,659 as of May 2, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Common Stock on such date as reported on the OTC Bulletin Board quotation system).

As of January 27, 2004, the Registrant had 6,456,619 shares of Common Stock outstanding.

PART I

Item 1.	BUSINESS

Overview

St. John Knits International, Incorporated (“SJKI” and together with its subsidiaries, the “company”) is a leading designer, manufacturer and marketer of fine women’s clothing and accessories. The St. John name has been associated with high quality women’s knitwear for over 40 years. The company’s core knitwear product line consists of a collection of lifestyle clothing for women’s business, evening and casual needs. The company manufactures its products primarily to order and distributes them on a highly selective basis through a group of upscale retailers with whom it has long-term relationships, as well as through company-owned boutiques and outlet stores.

The company’s core knitwear products are considered unique and highly desirable by customers due to their classic styling, durability, comfort, fit and quality. These attributes, combined with selective distribution and targeted advertising, have created a loyal base of customers.

Products

The company’s products are organized primarily into seven separate product lines: Knitwear, Sport, Shoes, Jewelry, Accessories, Fragrance and Home Accessories.

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

Collection. The company is best known for its Collection line consisting of elegant ready-to-wear styles. This line of daytime knit fashions includes sophisticated dresses and suits that focus on a classic tailored look. The Collection line also includes jackets, pants, skirts, coats and sweaters. All items in the line are sold as separates.

Evening. The Evening line consists of dresses, gowns and separates. The look of the Evening line is one of understated elegance enhanced by innovative touches, such as layers of transparent paillettes and sequins, embroidered sleeves or embellished collars and cuffs.

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

Couture. The Couture line is the company’s most exclusive group of day and evening apparel and is produced in limited quantities. The day group includes dresses, jackets, pants, skirts and tops which are designed with luxurious trims, embroidery and embellishments. The evening group consists jackets, skirts, pants, dresses and gowns. Both groups are designed using a variety of luxurious fabrics, trims, paillettes and stones.

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

Fragrance. The Fragrance line includes perfume, eau de parfum, perfumed body mist, body cream, lotion, body powder and bath products. The Fragrance line includes two scents, the signature fragrance, St. John, and White Camellia. Both scents are marketed as accessories to the St. John apparel line through company-owned retail stores.

Home Accessories. The company manufactures various home accessory items in its production facilities. These items are sold through company-owned retail stores and select wholesale customers. These items were also sold in St. John Home stores, until they were closed in early fiscal 2003.

The following table details the approximate range of suggested retail prices by product line. The suggested retail prices are indicative of individual item prices.

Product Line	Selected Products	Range of Suggested Retail Prices
Knitwear
Collection	Dresses, Jackets, Pants, Skirts, Coats, Sweaters	$300-$1,200
Evening	Dresses, Jackets, Pants, Skirts, Dressy Separates	$400-$2,500
Basics	Jackets, Skirts, Pants	$220-$ 900
Couture	Dresses, Gowns, Jackets, Pants, Skirts	$500-$5,000
Sport	Jackets, Skirts, Pants, Tops, Jeans	$100-$1,000
Shoes	Pumps, Sling Backs, Loafers, Boots, Sandals	$325-$ 900
Jewelry	Earrings, Necklaces, Chokers, Pins, Bracelets	$ 45-$ 650
Accessories	Handbags, Belts	$125-$1,800
Fragrance	Perfume, Bath Products	$ 25-$ 250
Home Accessories	Barware, Candle Holders, Napkin Rings	$ 45-$ 300

Sales by Product Line

The following is a comparison of the net sales by product line for fiscal years 2003, 2002 and 2001:

	Fiscal Years
	2003	2002	2001
	(in thousands)
Knitwear	$289,902	$276,038	$291,009
Sport	59,172	61,843	48,081
Gray & Gray(1)	—	703	1,514
Shoes	5,175	5,171	5,645
Jewelry	6,556	7,185	7,025
Accessories	4,816	2,775	3,400
Fragrance	621	618	822
Home Accessories	1,545	1,650	1,902
Coats(2)	1,238	1,428	1,236
Other(3)	1,118	4,823	5,287

Total Net Sales(4)	$370,143	$362,234	$365,921

(1)	Production of this product line was halted during fiscal 2002.

(2)	These amounts primarily represent the sale of coats manufactured by a third party under a license agreement.

(3)	These amounts represent the sale of items in St. John Home stores which are not manufactured by the company.

(4)	License revenues are not included in total net sales as they are not considered material.

Licenses

During the first quarter of fiscal 2004, the company licensed the right to manufacture and sell swimsuits under the St. John name to a third party. The license expires on December 31, 2009. The St. John Swimsuit Collection will offer a wide range of styles, including many with the company’s signature elements.

The company has licensed the right to manufacture and sell coats under the St. John name to a third party. The license expires on March 31, 2005. The St. John Coat Collection, which is manufactured under the license agreement, offers the classic style, elegance and superior quality the St. John customer has come to expect. The company retained the right to also manufacture and sell coats in company-owned retail stores.

The company has also licensed to third parties the right to use the St. John name on retail stores at specified locations in South Korea and Russia. The company currently has 19 such stores located in South Korea and one in Russia. The company does not receive royalties for the use of its name on these retail locations.

Manufacturing

The company has developed a vertically integrated manufacturing process which it believes is unique and critical to its success. During fiscal 2003, approximately 90% of the products sold by the company were manufactured at the company’s own facilities. The company twists and dyes its yarn, as well as knits, constructs, presses and finishes its knitwear products in its seven facilities located in Southern California and one facility located in Mexico. The company manufactures its knitwear using its highly automated electronic knitting machines coupled with a skilled labor force. The company also manufactures the hardware used on its garments as well as its Jewelry and Home Accessories lines. Products not manufactured by the company include a portion of the Sport product line, as well as the Shoe, Accessories and Fragrance product lines.

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

The manufacturing process begins with the twisting together of wool and rayon on the company’s precision twisting machines in a unique process that produces the company’s signature yarn. The twisted yarn is transferred to the company’s dye house for dyeing based on garment orders received. The dyed yarn is knitted on the company’s computerized electronic knitting machines and then cut, assembled and finished in the company’s facilities. The company’s jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers and pins. The company also manufactures many of its woven products, as well as blouses, jeans and certain scarves.

The company operates a manufacturing facility in Mexico. This facility gives the company additional manufacturing capacity as well as the ability to lower the cost of certain labor-intensive items through reduced labor costs. Employees from the U.S. operations are on hand to ensure that the quality control program is strictly followed.

Quality Control

The company has achieved its quality reputation by vertically integrating its manufacturing processes and maintaining control over its operations. The expansion into dyeing, yarn twisting and jewelry and hardware manufacturing was due primarily to the inability of outside suppliers to provide products meeting the company’s standards on a consistent and timely basis. The company’s quality control program is designed to enable all finished goods to meet the company’s standards, and includes inspection points throughout the manufacturing processes. During the manufacturing processes, every garment is individually inspected at the completion of each major manufacturing process and again prior to shipping. In addition, the company uses outside contractors for the manufacturing of its shoes, handbags and certain woven products. The company has instituted procedures to maintain the quality of products manufactured by these contractors. Each item manufactured by an outside contractor is also inspected prior to shipping.

Design

The company designs its garments to be consistent with its classic, timeless style. To accomplish this goal, design teams reference the prior season’s designs and patterns to establish a basis for the current season’s lines. The design teams also work closely with the sales force to incorporate current consumer preferences into the season’s line. Dye lots are kept consistent with prior years to enable consumers to augment their wardrobes over several seasons. Once design parameters for a particular item are established, the design teams work with the manufacturing group to plan construction details and hardware attachments, such as buttons, to ensure efficient manufacturing. The design management team has an average of 10 years of experience with the company.

Distribution

The company’s products are distributed primarily through a select group of specialty retailers and the company’s 34 boutiques and 13 outlet stores.

Wholesale Customers. The company selectively distributes its products through some of the nation’s leading upscale retailers, including Saks Fifth Avenue, Neiman Marcus and Nordstrom, each of which accounted for more than 10% of the company’s net sales in fiscal 2003 (approximately 44.0% collectively) and have been customers of the company for over 30, 25 and 20 years, respectively. The company distributes its products to approximately 290 locations in the U.S. The company works with these and other customers to create in-store boutiques, which are designated areas devoted exclusively to the company’s products. Other significant customers of the company include select Bloomingdales, Marshall Field’s and Belks stores.

St. John Boutiques and Outlet Stores. In order to diversify its product distribution and enhance name recognition, the company began opening its own retail boutiques in 1989 and currently operates 30 such boutiques in the U.S. The boutiques showcase the company’s entire line of apparel products and have expanded the distribution and enhanced the brand awareness. The company also operates 13 outlet stores. The company’s outlet stores primarily sell seconds, design samples and slow-moving inventory from the company’s full-price boutiques.

St. John Home Stores. During 1997, the company began opening home furnishing stores and operated 3 such stores during fiscal 2002 under the name St. John Home. In addition, the company operated one St. John Home outlet store in Nevada. The company closed its last St. John Home store and the St. John Home outlet store during fiscal 2003.

International. The company sells its products to specialty retailers in Asia, Europe, Canada and Mexico. In Asia, the company has established relationships with a number of highly qualified retailers, including Lane Crawford in Hong Kong and China and ShinSegae in South Korea, and is seeking to increase its penetration in these accounts. In Japan, the company operates a wholly owned subsidiary that distributes its products throughout Japan and operates a number of small retail shops which are located within larger department stores, two in-hotel shops and two freestanding retail boutiques which were opened during fiscal 2003. The company operates one retail boutique in western Canada and one small boutique in Hong Kong. The company’s European efforts involve expanding and upgrading its relationships with high quality independent wholesale customers, principally in the United Kingdom, Germany, Belgium, Switzerland and the Netherlands. The company distributes its products to approximately 190 locations outside the U.S. During fiscal 2003, international sales to wholesale customers and sales through the company’s subsidiaries in Japan and Hong Kong accounted for approximately 10% of the company’s net sales.

The following table presents net sales by distribution category for fiscal years 2003, 2002 and 2001:

	Fiscal Years
	2003	2002	2001
	(in thousands)
Wholesale-domestic	$179,716	$190,117	$214,238
Retail-domestic	153,844	140,095	121,850
International(1)	36,583	32,022	29,833

Total	$370,143	$362,234	$365,921

(1)	International net sales include both wholesale and retail sales as discussed above.

Business Segment Information

The company has two reportable business segments, wholesale and retail sales. The company’s wholesale sales business consists primarily of seven divisions: Knitwear, Sport, Shoes, Jewelry, Accessories, Fragrance and Home Accessories. For segment reporting purposes, international sales are also included in the wholesale segment. For fiscal 2003, retail sales were primarily generated through the company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. For segment information regarding net sales, operating profits, assets, capital expenditures and depreciation and amortization, as well as certain geographic information regarding net sales, see Note 14 of “Notes to Consolidated Financial Statements,” included herein.

Marketing

The company markets its Collection, Evening and Couture lines four times a year, during the Fall and Cruise/Spring seasons. These lines are shown beginning in January for delivery between May and October and beginning in July for delivery between November and April. Orders for each of these six-month delivery periods are received after showings, and the goods are then made to order. The company markets its Sport line three times per year and its Shoe line four times per year. The company markets its Basics, Jewelry, Accessories and Home Accessories lines throughout the year.

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

The company’s strategy is to sell its products to its wholesale accounts and to facilitate the sale of its products through to the ultimate consumer. The company employs a sales team, showroom personnel and customer service representatives. The sales team is currently comprised of 42 U.S. and five international field representatives. The sales team establishes and maintains in-store boutique presentations, develops close working relationships with store management and trains key sales people to be St. John specialists. The St. John specialists at certain key wholesale accounts are eligible for the company’s incentive rewards. In addition, the company’s customer service representatives monitor computerized information on each store’s sales and styles sold in an effort to track and increase sales.

In order to promote its upscale image, the company advertises in both national and international fashion magazines, including Vanity Fair, Vogue and W. In fiscal 2003, the company spent approximately $16.0 million on advertising. Management believes that this advertising approach enhances the company’s image. The company’s advertising features Kelly Gray as its Signature Model. The company also designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual retailers and the company’s retail boutiques. Distribution is usually limited to target repeat purchasers or those who meet the company’s consumer profile.

Raw Materials and Suppliers

The company’s primary raw materials in the production of its knitwear are wool and rayon. In fiscal 2003, the company purchased approximately $9.1 million of wool and approximately $1.5 million of rayon. The company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the company’s primary U.S. spinner for a set quantity of wool based on the company’s forecasted wool requirements for approximately one year. Multiple spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The company generally holds an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential supply interruptions. Rayon is available in raw or dyed form from various European and Japanese suppliers.

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

Trademarks

The company owns and uses several trademarks, principal among which are St. John®, St. John by Marie Gray® and St. John Sport®. The company’s principal marks are registered with the United States Patent and Trademark Office and in the other major jurisdictions in the world where the company does business or may eventually do business. The company regards its trademarks and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products. The company vigorously protects its trademarks against infringement.

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

Geographic Information

The following table presents information related to the geographic areas in which the company operated during fiscal years 2003, 2002 and 2001:

	Fiscal Years
	2003	2002	2001
	(in thousands)
Net sales:
United States	$333,560	$330,212	$336,088
Asia	24,922	21,202	18,407
Europe	5,962	5,816	6,750
Canada	3,358	2,505	2,203
Other	2,341	2,499	2,473

	$370,143	$362,234	$365,921

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

Employees

At November 2, 2003, the company had approximately 5,040 full-time employees. In the U.S. there were approximately 25 employees in management positions, 260 in design and sample production, 2,585 in production, 165 in quality control, 485 in retail, 175 in sales and advertising and the balance in clerical and office positions. In addition, the company had approximately 1,050 full-time employees working at the company’s manufacturing facility in Mexico and approximately 70 employees working at the company’s subsidiary in Japan, principally in retail and various clerical and office positions. The company is not party to any labor agreements. The company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Backlog

At November 2, 2003, the company had unfilled customer orders for the Cruise/Spring season of approximately $142.3 million compared with approximately $133.5 million as of November 3, 2002. Orders for the Cruise/Spring season are generally shipped during November through April. The company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Risk Factors

Substantial Leverage and Debt Service. The company is highly leveraged. As of November 2, 2003, the company had total debt of approximately $250.6 million, of which approximately $149.8 million was senior debt, and a stockholders’ deficit of approximately $91.7 million, which resulted from the recapitalization of the company in connection with the mergers. In addition, the company may borrow money under its revolving credit facility which is intended to be used primarily for working capital. Subject to restrictions in the senior credit facilities and the indenture governing the company’s senior subordinated notes, the company may borrow more money for working capital, capital expenditures, acquisitions or other purposes.

The high level of debt could have important consequences, including the following:

•	the debt level makes the company more vulnerable to economic downturns and adverse developments in the business, may cause the company to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits the ability to pursue other business opportunities and implement certain business strategies;

•	The company will need to use a large portion of the money it earns to pay principal and interest on its senior credit facilities, notes and other debt, which will reduce the amount of money available to finance operations and other business activities;

•	some of the outstanding debt has a variable rate of interest, which exposes the company to the risk of increased interest rates; and

•	the company may have a much higher level of debt than its competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

The company expects to obtain the money to pay expenses and the principal and interest on its outstanding notes, senior credit facilities and other debt from operations and from loans under its revolving credit facility. The ability to pay such expenses will depend on the company’s future performance, which will be affected by financial, business, economic and other factors. The company cannot control many of these factors, such as economic conditions in the markets and pressure from competitors. The company cannot be certain that the money it earns will be sufficient to pay principal and interest on the debt and meet any other obligations. If the money is not sufficient, the company may be required to refinance all or part of its existing debt, sell assets or borrow more money. The company cannot guarantee that it will be able to refinance its debt, sell assets or borrow more money on terms that are acceptable. In addition, the terms of existing or future debt agreements, including its senior credit facilities and the indenture governing its notes, may restrict the company from adopting any of these alternatives.

Covenant restrictions may limit the company’s ability to operate its business. The indenture governing the company’s senior subordinated notes contains covenants that, among other things:

•	limit the company’s ability to incur indebtedness and pay dividends on and redeem capital stock; and

•	create restrictions on:

•	investments in unrestricted subsidiaries;

•	distributions from some of the company’s subsidiaries;

•	the use of proceeds from the sale of assets and subsidiary stock;

•	entering into transactions with affiliates and

•	creating liens.

The indenture also restricts, subject to certain exceptions, the company’s ability to consolidate and merge with or to transfer all or substantially all of its assets to another party.

Under the company’s senior credit facilities, the company must also comply with certain specified financial ratios and tests that may restrict its ability to make distributions or other payments to investors and creditors and if the company does not comply with these or other covenants and restrictions contained in the senior credit facilities it could default. Such debt, together with accrued interest, could then be declared immediately due and payable. The company’s ability to comply with these provisions may be affected by events beyond its control.

Although the company believes that it has been in compliance and that it will be able to maintain compliance with its current financial tests there can be no assurance that it will be able to do so. The restrictions imposed by such covenants may adversely affect the ability of the company to take advantage of favorable business opportunities. Failure to comply with the terms of such covenants could result in acceleration of the indebtedness represented by the company’s notes.

Competition and/or an economic downturn could have a material adverse effect on the company’s business. The apparel industry is highly competitive. The company competes primarily on the basis of price and quality. The company believes that its success depends in large part on its ability to anticipate, gauge and respond to changing consumer demands in a timely manner. The company cannot assure that it will always be successful in this regard. If these demands are misjudged sales may suffer, which could adversely affect the business, financial condition and results of operations of the company.

The company competes with numerous domestic and foreign designers, brands and manufacturers of apparel and accessories, some of which may be significantly larger and more diversified and have greater financial and other resources than the company. Increased competition from these and future competitors could reduce sales and adversely affect the company’s operating results. Because of its debt level, the company may be less able to respond effectively to such competition than others.

The apparel industry is cyclical. Purchases of apparel generally tend to decline during recessions and also may decline at other times. A recession in the general economy or uncertainties regarding future economic prospects could affect consumer spending habits and have a material adverse effect on the company’s business, financial condition and results of operations.

The loss of one or more of the company’s primary customers could have a material adverse effect on its business. The company, like many of its competitors, sells to retailers. In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the U.S. and in foreign markets may have financial problems or consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the St. John product or increase the ownership concentration within the retail industry. Any such change could have a negative impact on the company.

During fiscal 2003 and 2002, net sales to the company’s three largest wholesale customers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, totaled approximately 44% and 45% of net sales, respectively, with each exceeding 10% individually. Net sales to the company’s largest wholesale customer accounted for approximately 16% of net sales in both fiscal 2003 and 2002. Although the company has long-established relationships with many of its customers, there are no long-term sales agreements. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the company’s business, financial condition and results of operations.

The loss of one or more members of the company’s senior management team could have a material adverse effect on its business. The company’s success has been largely dependent on the personal efforts and abilities of the Gray family, including Bob Gray, former Chief Executive Officer, Marie Gray, Chief Designer, and Kelly Gray, Co-Chief Executive Officer (collectively, the “Grays”). The loss of the services of any of these individuals could have a material adverse effect on the company’s business, financial condition and results of operations. At the end of fiscal 2002, Bob Gray stepped down from his position as Chief Executive Officer. He has signed a consulting agreement with the company extending to November 3, 2005. Effective November 4, 2002, Kelly Gray and Bruce Fetter assumed the responsibilities of Chief Executive Officer of the company.

The company is controlled by Vestar Capital Partners III, L.P.(“Vestar”). Vestar and the Grays beneficially own approximately 79% and 14%, respectively, of the outstanding common stock of SJKI. As a result, Vestar is able to effectively control the outcome of all matters requiring a stockholder vote, including the election of a majority of the directors of SJKI. Such ownership of common stock may have the effect of delaying, deferring or preventing a change of control.

A significant increase in the price or a decrease in the availability of wool or rayon, the company’s primary raw materials, could have a material adverse effect on the company’s business. The company’s principal raw materials are wool and rayon. In fiscal 2003, the company purchased approximately $9.1 million of wool and approximately $1.5 million of rayon. The price of wool and rayon may fluctuate significantly depending on world demand. There can be no assurances that such fluctuation in the price of wool or rayon will not affect the company’s business, financial condition and results of operations.

The company imports wool primarily from Australia. It also imports other raw materials, including rayon, from Europe and Japan. In addition, the company’s shoes, handbags and certain woven products are manufactured in Europe and Asia. The company’s imported materials and products are subject to United States Customs duties which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties could have a material adverse effect on the company’s business, financial condition and results of operations. The United States and the countries in which materials and products are produced or sold may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels, any of which could have a material adverse effect on the company.

International operations expose the company to additional political, economic and regulatory risks not faced by businesses that operate only in the U.S. The company conducts international operations in Mexico, Europe, Asia and Canada. In fiscal 2003, approximately 10% of the company’s sales occurred outside the U.S., and approximately 10% of the company’s products were manufactured by third-party contractors, many of which were outside the United States. International operations are subject to risks similar to those affecting the U.S. operations in addition to a number of other risks, including:

•	lack of complete operating control;

•	currency fluctuations;

•	trade barriers;

•	exchange controls;

•	governmental expropriation;

•	foreign taxation;

•	difficulty in enforcing intellectual property rights;

•	language and other cultural barriers; and

•	political and economic instability.

In addition, various jurisdictions outside the U.S. have laws limiting the right and ability of non-U.S. subsidiaries and affiliates to pay dividends and remit earnings to affiliated companies unless specified conditions exist. The company’s ability to expand the manufacture and sale of its products internationally is also limited by the necessity of obtaining regulatory approval in new countries.

The company’s financial performance on a U.S. dollar denominated basis can be significantly affected by fluctuations in currency exchange rates. From time to time the company may enter into agreements to seek to reduce our foreign currency exposure, but the company cannot assure that it will be successful.

Changes in, or the costs of complying with, various governmental regulations could have a material adverse effect on the company’s business. The company is subject to a variety of federal, state and local laws and regulations including those relating to zoning, land use, environmental protection and workplace safety. It is also subject to laws governing its relationship with its employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Although the company believes that it is and has been in material compliance with all of the various regulations applicable to its business, it cannot assure that requirements will not change in the future or that it will not incur significant costs to comply with such requirements.

The loss or infringement of the company’s trademarks and other proprietary rights could have a material adverse effect on business. The company believes that its trademarks and other proprietary rights are important to its success and competitive position. Accordingly, the company devotes substantial resources to the establishment and protection of its trademarks on a worldwide basis. There can be no assurances that such actions taken to establish and protect its trademarks and other proprietary rights will be adequate to prevent imitation of the company’s products by others or to prevent others from seeking to block sales of its products as violative of their trademarks and proprietary rights. Moreover, there can be no assurances that others will not assert rights in, or ownership of, trademarks and other proprietary rights of the company or that it will be able to successfully resolve such conflicts. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on the company’s business, financial condition and results of operations.

A major earthquake or other natural disaster in southern California could have a material adverse effect on the company’s business. The company’s executive offices and the major portion of its production facilities are in Irvine, California, which is located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in these areas, it could significantly disrupt the company’s operations. If the company’s manufacturing operations were impacted, it could materially disrupt production capabilities and result in the company experiencing a significant delay in delivery, or substantial shortage, of its products.

Item 2.	PROPERTIES

The principal executive offices of the company are located at 17622 Armstrong Avenue, Irvine, California 92614.

Company-owned Properties

The general location, use and approximate size of the company-owned properties are set forth below. All of such properties are used in the company’s wholesale business segment.

Location	Use	Approximate Area in Square Feet
Irvine, California(1)	Design Facility, Sewing, Warehousing, Shipping	110,500
Tijuana, Mexico	Jewelry and Hardware Manufacturing, Sewing, Knitting	108,100
Irvine, California(1)	Knitting	32,100
Van Nuys, California	Assembling, Sewing	27,900
Irvine, California(1)	Corporate Headquarters, Showroom, Administrative Offices	26,200
Irvine, California(1)	Knitting, Sequins Manufacturing	20,500

Leased Properties

The general location, use, approximate size and lease expiration date of the company’s principal leased properties are set forth below. All of such properties are used in the company’s retail business segment except as noted.

Location	Use	Approximate Area in Square Feet	Lease Expiration Date
Irvine, California(2) (3)	Sewing, Finishing, Shipping, Administrative Offices	175,000	7/10
Irvine, California(4)	Warehousing, Administrative Offices, Shipping	90,100	4/05
Irvine, California(3)(6)	Twisting, Dyeing, Warehousing	88,100	2/13
Alhambra, California(3)(6)	Assembling, Sewing	41,000	8/06
Costa Mesa, California	Retail Boutique	15,400	1/14
New York, New York(3)	Showroom	12,300	6/11
Chicago, Illinois	Retail Boutique	9,400	5/18
Beverly Hills, California	Retail Boutique	8,400	10/13
New York, New York(5)	Retail Boutique	7,500	6/11
New York, New York(5)	Retail Boutique	6,200	6/11
Las Vegas, Nevada	Retail Boutique	5,600	1/09

(1)	The company is currently in escrow with a third party to sell and lease back these facilities.

(2)	The company leases this property from a general partnership in which the company holds a 50 % interest.

(3)	This property is used in the company’s wholesale business segment.

(4)	This property is used in both the company’s retail and wholesale business segment.

(5)	The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.

(6)	These properties are owned by partnerships in which Bob and Marie Gray own a significant interest. See Item 13—Certain Relationships and Related Transactions.

As of November 2, 2003, annual base rents for the company’s leased properties listed in the table above ranged from approximately $180,000 to $1,400,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor’s operating expenses or fluctuations in the consumer price index in the relevant geographical area.

The company believes that there are facilities available for lease in the event that either the productive capacities of the company’s manufacturing facilities need to be expanded or a current lease of a facility expires. The company also leases space for 29 additional retail boutiques, one additional showroom, two additional administrative and warehouse facilities and 13 outlet stores.

Item 3.	LEGAL PROCEEDINGS

The company is involved from time to time in litigation incidental to its business. Management believes that the outcome of any current litigation will not have a material effect upon the results of operations or financial condition of the company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SJKI’s common stock is quoted on the OTC Bulletin Board quotation system under the symbol “SJKI.” The following table sets forth, for each of the full quarterly periods indicated, the quarterly high and low bid quotations for SJKI’s common stock as reported by the OTC Bulletin Board. The prices in the table represent prices between dealers and do not include adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Fiscal 2003		Fiscal 2002
Quarter	High	Low	High	Low
Fourth	$30.00	$27.50	$38.00	$27.00
Third	$30.00	$27.50	$38.00	$32.00
Second	$28.00	$27.55	$39.00	$31.00
First	$33.00	$27.25	$30.00	$26.00

On January 27, 2004, the high and low bid quotations for SJKI’s common stock, as reported by the OTC Bulletin Board, was $27.75. As of January 27, 2004, there were approximately 17 holders of record of SJKI’s common stock.

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

	Fiscal Year Ended
	November 2, 2003	November 3, 2002	October 28, 2001	October 29, 2000	November 2, 1999
	(in thousands, except per share amounts)
Income Statement Data:
Net sales	$370,143	$362,234	$365,921	$336,459	$294,171
Cost of sales	156,642	154,508	159,484	141,097	130,131

Gross profit	213,501	207,726	206,437	195,362	164,040
Selling, general and administrative expenses	163,213	143,904	137,325	123,251	114,884
Transaction fees and expenses	—	—	—	—	15,123

Operating income	50,288	63,822	69,112	72,111	34,033
Interest expense	24,395	23,674	28,344	31,787	10,224
Other income (expense)	(1,537)	358	4,036	1,000	1,197

Income before income taxes	24,356	40,506	44,804	41,324	25,006
Income taxes	9,474	16,201	18,925	17,511	10,317

Net income	$14,882	$24,305	$25,879	$23,813	$14,689

Net income allocated to common stockholders	$14,882	$20,847	$21,006	$19,612	$13,461

Net income per common share-diluted	$2.23	$3.14	$3.17	$3.00	$0.98

Dividends per share	$—	$—	$—	$—	$0.075

Weighted average shares outstanding-diluted	6,678	6,642	6,623	6,546	13,669

	As of
	November 2, 2003	November 3, 2002	October 28, 2001	October 29, 2000	November 2, 1999
	(in thousands)
Balance Sheet Data:
Working capital	$68,908	$86,038	$71,025	$69,821	$89,140
Total assets	234,289	235,907	222,223	218,499	206,810
Long-term debt	231,755	259,104	243,291	261,847	287,321
Mandatorily redeemable preferred stock	—	—	25,000	25,000	25,000
Redeemable common stock	26,381	54,060	27,132	29,069	29,069
Stockholders’ deficit	(91,667)	(129,790)	(123,924)	(146,670)	(166,000)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and the notes related thereto.

Results of Operations

The following table is derived from the company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Fiscal Year Ended
	November 2, 2003	November 3, 2002	October 28, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	42.3	42.7	43.6

Gross profit	57.7	57.3	56.4
Selling, general and administrative expenses	44.1	39.7	37.5

Operating income	13.6	17.6	18.9
Interest expense	6.6	6.5	7.8
Other income (expense)	(0.4)	0.1	1.1

Income before income taxes	6.6	11.2	12.2
Income taxes	2.6	4.5	5.2

Net income	4.0%	6.7%	7.0%

Fiscal 2003 Compared to Fiscal 2002

Net sales for fiscal 2003 increased by $7.9 million, or 2.2% as compared to fiscal 2002. This increase was principally attributable to (i) an increase in sales by company-owned retail outlet stores of approximately $9.7 million, including $5.2 million related to the addition of four retail outlet stores since the beginning of fiscal 2002, (ii) an increase in sales by company-owned retail boutiques of approximately $8.1 million, due to an increase in sales of $10.1 million related to six new retail boutiques which were added since the beginning of fiscal 2002 and (iii) an increase in international sales of approximately $4.6 million. These increases were partially offset by a decrease in sales to domestic wholesale customers of approximately $10.4 million, primarily due to a reduction of approximately $8.5 million associated with the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc. (“Jacobson”) and a decrease in sales of approximately $4.0 million for the St. John Home stores, which the company closed in early fiscal 2003. Sales for company-owned retail boutiques open at least one year also decreased 1.2% during fiscal 2003 as compared to fiscal 2002. The overall increase in net sales was primarily the result of increased unit sales of the Knit product line.

Gross profit for fiscal 2003 increased by $5.8 million, or 2.8% as compared with fiscal 2002, and increased as a percentage of net sales to 57.7% from 57.3%. This increase in the gross profit margin was predominately the result of an increase in the gross profit margin for the company-owned retail boutiques due to lower point of sale markdowns.

Selling, general and administrative expenses for fiscal 2003 increased by $19.3 million, or 13.4% over fiscal 2002, and increased as a percentage of net sales to 44.1% from 39.7%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in expenses of approximately $11.6 million, resulting from the opening of six company-owned retail boutiques, the relocation of three retail boutiques, the expansion of two retail boutiques and the opening of four retail outlet stores since the beginning of fiscal 2002, (ii) an increase in the expenses for the purchase of design samples of approximately $2.7 million, (iii) an increase in advertising expenses of approximately $2.3 million, relating to an increase in the number of print ads placed during fiscal 2003, (iv) an increase in costs related to the company’s expanding operations in Japan of approximately $1.3 million, (vi) an increase in bad debt expenses of approximately $1.0 million primarily relating to the Jacobson bankruptcy and (vii) an increase in design salary expense of approximately $0.9 million. The increase in expenses for the new and relocated/expanded retail boutiques and outlet stores is primarily comprised of rent, depreciation, salaries and other operational expenses.

Operating income for fiscal 2003 decreased by $13.5 million, or 21.2% as compared to fiscal 2002. Operating income as a percentage of net sales decreased to 13.6% from 17.6% during the same period. This decrease in operating income as a percentage of net sales was due to an increase in selling, general and administrative expenses as a percentage of net sales, which was partially offset by an increase in the gross profit margin for the period.

Interest expense for fiscal 2003 increased by $0.7 million, or 3.0% from fiscal 2002. This increase was due to an increase in the debt balance resulting from the conversion of the company’s preferred stock and accrued dividends to senior subordinated 15.25% notes during July 2002. These notes were subsequently paid off during May 2003 using the proceeds from an additional borrowing of $30.0 million under the company’s credit agreements and excess cash on hand. This increase in interest expense was partially offset by a reduction in interest rates during fiscal 2003 on the company’s variable rate debt.

Fiscal 2002 Compared to Fiscal 2001

Net sales for fiscal 2002 decreased by $3.7 million, or 1.0% as compared to fiscal 2001. This decrease was principally attributable to a decrease in sales to existing domestic wholesale customers of approximately $23.9 million, due in part to a decrease of approximately $10.1 million related to the bankruptcy filing and subsequent liquidation of Jacobson. This decrease was partially offset by an increase in sales by company-owned retail boutiques of approximately $14.1 million, including $8.4 million related to the addition of eight new retail boutiques since the beginning of fiscal 2001 and significant sales increases of $2.4 million and $1.2 million for the boutiques located in New York and Costa Mesa, California, respectively. Sales for company-owned retail boutiques open at least one year increased 6.8% over fiscal 2001. In addition, sales for the company-owned retail outlet stores increased by $4.7 million during fiscal 2002 and sales to existing foreign customers increased by approximately $1.7 million. Although the company’s net sales for fiscal 2002 decreased by 1.0% as compared to fiscal 2001, net sales for the third and fourth quarters of fiscal 2002 increased by 9.5% and 7.6%, respectively, as compared to the same periods of fiscal 2001.

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

The company’s primary cash requirements are to fund payments required to service its debt, to fund its working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 2003, cash provided by operating activities was $34.6 million. Cash provided by operating activities was primarily generated by net income and an increase in accrued expenses and accounts payable while cash used in operating activities was primarily used to fund an increase in inventories and a decrease in accrued interest expense and income taxes payable. The increase in inventory was primarily due to an increase in inventory at the company-owned retail boutiques, due in part to the addition of two boutiques and the relocation or expansion of five boutiques since the beginning of fiscal 2003, as well as an increase in the amount of inventory in the production system at the end of fiscal 2003. Cash used in investing activities was $20.8 million during fiscal 2003. The principal use of cash in investing activities was for (i) the construction of leasehold improvements for relocated, expanded and new retail boutiques, (ii) upgrades to the company’s computer systems, (iii) the purchase of electronic knitting machines and (iv) the expansion of the company’s manufacturing facility in Mexico. Cash used in financing activities was $25.3 million during fiscal 2003. Cash used in financing activities included the redemption of the company’s 15.25% subordinated notes, net of the additional borrowings under the company’s credit agreement, principal payments on its long-term debt of approximately $10.3 million and the redemption of $5.0 million of the company’s redeemable common stock from its former Chief Executive Officer.

As of November 2, 2003, the company had approximately $68.9 million in working capital and $19.3 million in cash. The company’s principal source of liquidity is internally generated funds. As part of the senior credit facilities, the company has a $25.0 million revolving credit facility which expires on July 31, 2005. The revolving credit facility is secured and borrowings thereunder bear interest at the company’s choice of the bank’s borrowing rate (4.0% at November 2, 2003) plus 1.75% or LIBOR (1.19% at November 2, 2003) plus 2.75%. The availability of funds under the revolving credit facility is subject to the company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. See “Credit Facilities” below. As of November 2, 2003, the company was in compliance with all covenants and no amounts were outstanding under the revolving credit facility. At November 2, 2003, the company had approximately $12.0 million of letters of credit outstanding which reduces the amount available under the revolving credit facility by a corresponding amount. The company invests its excess cash in a money market fund.

Total debt outstanding decreased $18.6 million to $250.6 million at November 2, 2003, as compared to the amount outstanding at November 3, 2002. This decrease was primarily due to the redemption of the 15.25% subordinated notes during fiscal 2003, offset by additional borrowings under the company’s credit facilities. The company’s outstanding debt is comprised primarily of senior secured credit facilities of $149.8 million and $99.2 million of senior subordinated 12.5% notes.

The company is currently in escrow to sell and lease back four company-owned facilities located in Irvine, California. If consummated, the transaction would result in net proceeds of approximately $20.0 million. The company will use the net proceeds to prepay a portion of its credit facilities. The company would lease these properties back for a period of 15 years with initial annual lease payments of approximately $1.7 million, increasing over the life of the lease.

The company’s primary ongoing cash requirements are for debt service and capital expenditures. The company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The company believes it will be able to finance its debt service and capital expenditure requirements with internally generated funds and availability under the revolving credit facility through fiscal 2005. Beyond fiscal 2005, the company will have a significant increase in the principal payments required under its long-term debt resulting from the maturity of its senior credit facilities. As a result, the company may seek to raise additional capital or refinance such debt in order to satisfy its obligations. The company’s ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the company’s control. See Item 1. “Business – Risk Factors.”

The table below details the company’s known material contractual obligations in effect as of November 2, 2003:

	Fiscal Years
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(Amounts in thousands)
12.5% notes	$—	$—	$—	$—	$—	$100,000	$100,000
Variable rate debt	18,892	22,418	44,813	65,304	—	—	151,427
Operating leases	23,122	21,462	20,820	20,497	18,909	72,316	177,126
Yarn purchase commitment	7,993	—	—	—	—	—	7,993

Total obligations	$50,007	$43,880	$65,633	$85,801	$18,909	$172,316	$436,546

In addition to the obligations above, during its normal course of business, the company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The company had $12.0 million of letters of credit outstanding at November 2, 2003. Of this total, $9.9 million is related to potential future workers’ compensation claims. The company will be required to issue additional letters of credit totaling approximately $4.0 million during fiscal 2004 for potential future workers’ compensation claims. The company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the company could be obligated to make. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

In addition to the fiscal 2004 payments included in the table above, the company anticipates purchasing property and equipment of approximately $17.1 million during fiscal 2004 but is not contractually committed to do so. The estimated $17.1 million will be used principally for (i) the remodeling and/or relocation of several of the company’s retail boutiques, (ii) the construction of leasehold improvements for new retail boutique locations, (iii) the construction of St. John shops within the company’s major wholesale customer locations and (iv) upgrades to the company’s computer systems.

The company may repurchase from time to time a portion of its senior subordinated 12.5% notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the company may be required to repurchase a portion of the common stock beneficially owned by the Grays, not to exceed $5.0 million in any 12 month period. Mr. Gray has expressed an interest in exercising this right, although the amount and timing of such redemption, if any, has not yet been determined. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes. See Notes 9 and 10 of “Notes to Consolidated Financial Statements,” included herein.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the company from the company’s wholly owned subsidiaries that have guaranteed the company’s payment obligations under its 12.5% note. See Note 15 of “Notes to Consolidated Financial Statements,” included herein.

SJKI did not make any payment of dividends during fiscal years 2003, 2002 and 2001, and does not anticipate the payment of any cash dividends on its common stock in the future.

The company’s EBITDA (EBITDA generally represents the net income of the company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) as defined in its credit agreement for its senior secured credit facilities was $67.8 million and $80.4 million for fiscal 2003 and 2002, respectively. EBITDA as defined by the company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the company’s credit agreement, including a maximum leverage ratio and minimum fixed charge and interest expense coverage ratios. The company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as adjusted per the terms of the credit agreement) for fiscal years 2003 and 2002:

	Fiscal Years
	2003	2002
	(in thousands)
Consolidated net income	$14,882	$24,305
Income taxes	9,474	16,201
Interest expense	24,396	23,674
Depreciation and amortization	16,690	15,681
Deferred rent expense	460	529
Licensing income	360	361
Other (income) expense	1,537	(358)

Consolidated EBITDA	$67,799	$80,393

Off-Balance-Sheet Arrangements

The company does not have any off-balance sheet arrangements within the meaning of Securities and Exchange Commission regulation S-K Item 303(a)(4).

Credit Facilities

The company’s credit agreement provides for an aggregate principal amount of loans totaling $215.0 million. The credit agreement consists of three facilities: (i) the tranche A facility totaling $75.0 million which matures July 31, 2005, (ii) the tranche B facility totaling $115.0 million which matures July 31, 2007 and (iii) the revolving credit facility totaling $25.0 million which matures July 31, 2005.

Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, which is based upon the leverage ratio of the company, but cannot exceed the bank’s borrowing rate plus 1.75% or LIBOR plus 2.75% Borrowings under the tranche B facility bear interest at a floating rate, which is also based upon the leverage ratio of the company, but cannot exceed the bank’s borrowing rate plus 2.75% or LIBOR plus 3.75%. In addition, the company is required to pay a commitment fee on the unused portion of the revolving credit facility of up to 0.5% per year.

Borrowings under the tranche A facility began to mature quarterly on November 2, 1999, while borrowings under the tranche B facility began to mature quarterly on November 2, 2000. The credit agreement permits the company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the company is required to make mandatory prepayments of tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 75% of excess cash flow (as defined in the credit agreement); (ii) 75% of the net cash proceeds of a permitted asset sale (as defined in the company’s credit agreement) and (iii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the company’s financial performance).

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

The credit agreement prohibits the company from declaring or paying any dividends or making any payments with respect to the company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At November 2, 2003, the company was in compliance with all covenants.

Senior Subordinated 12.5% Notes

In addition to the credit facilities described above, the company sold $100 million of senior subordinated notes (the “notes”) to help finance the mergers. The notes are unsecured and mature on July 1, 2009. The notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on the notes is payable semiannually to the holders of record. The notes are subject to redemption by the company on or after July 1, 2004. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default.

Senior Subordinated 15.25% Notes

During fiscal 2002, Vestar/SJK Investors LLC and the Gray family, the holders of all of the company’s 15.25% mandatorily redeemable preferred stock, sold their interest therein to a third party. Vestar/SJK Investors LLC is owned by Vestar Capital Partners III, L.P. (“Vestar”). Four of the company’s non-executive directors are affiliates of Vestar. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. On July 2, 2002, the preferred stock plus accrued dividends were converted to notes with an aggregate balance of $38.8 million. The company had the option to redeem the notes in cash for the face value of the notes plus accrued and unpaid interest after January 2, 2003 and before January 2, 2004. Effective May 30, 2003, the company redeemed such notes. Prior to initiating this transaction, the company’s credit agreement was amended to allow for the redemption and to provide for additional borrowing of $30.0 million. The proceeds of this additional borrowing, together with cash on hand, were used to redeem the notes. The redemption of the notes and accrued interest totaled $41.8 million. The amendment increased the interest rate on the total outstanding balance of the bank borrowings by increasing the current spread over the bank’s borrowing rate and LIBOR by 0.75%. The company paid fees of approximately $1.0 million to complete the amendment. These fees have been recorded as deferred financing costs and will be amortized over the life of the agreement.

Redeemable Common Stock

In connection with the mergers, SJKI entered into a stockholders’ agreement with St. John, Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5.0 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the notes.

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

The value of the company’s redeemable common stock, as reported on the company’s consolidated Balance Sheets, decreased from $54.1 million at November 3, 2002 to $26.4 million at November 2, 2003. This reduction was due to the purchase of shares from Mr. Gray as discussed above, as well as a decrease in the fair market value of the company’s common stock.

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

Long-lived Assets

During the normal course of business, the company acquires tangible long-lived assets. The company periodically evaluates the recoverability of the carrying amount of these assets. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairments are recognized in operating income as they are realized. The company uses its best judgment, based upon the most current facts and circumstances surrounding the specific assets, when applying these impairment rules. Changes in the assumptions used could have a significant impact on the company’s assessments of the recoverability. Many factors, including changes to the company’s business and the global economy, could significantly impact management’s decision to retain or dispose of certain of its long-lived assets.

Foreign Currency Translation

The company sells its products to customers located in various parts of Europe in the customers’ local currencies, Euros and British Pounds. The company also purchases its shoes, leather goods and other raw material items from vendors located in Europe in Euros. Fluctuations in the exchange rates can have an effect on the sales revenues and expenses recorded in connection with such transactions. For fiscal years 2003 and 2002, the company made the decision to stop its hedging of such foreign currencies and to allow its sales and purchases to act as a natural hedge. This decision was based upon the fact that the sales and purchases made in the foreign currencies were similar in amounts over each of the fiscal years. If these amounts vary in the future or if the company changes its policy on hedging for these currencies, it could affect the company’s reported results.

Accounts Receivable

The company performs ongoing credit evaluations of its wholesale customers and adjusts credit limits based upon payment history and the customer’s current financial status. The company continuously monitors its customer payments and maintains a provision for estimated credit losses based upon the company’s historical experience and any specific customer collection issues that have been identified. The company’s accounts receivable are concentrated in the apparel industry, primarily with its three major customers. The risk of collection is concentrated within this industry and with these specific customers. As a result of this concentration, a change in the creditworthiness of the companies within the apparel industry could cause the company to revise its estimate of credit losses, which could have a significant effect on the company’s reported results.

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

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements which describe the company’s beliefs concerning future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to, among other things: (i) the company’s anticipated purchases of property and equipment during fiscal 2004, (ii) the company’s belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and borrowings under the revolving credit facility and (iii) the company’s anticipation that it will not pay cash dividends on its common stock in the future.

These forward looking statements are subject to risks, uncertainties and other factors which could cause the company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See “Business-Risk Factors.” In addition to the factors that may be described in this report, changes to the following factors could cause actual results to differ from those expressed in any forward looking statements made by the company: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the financial health of the company’s principal customers, (iii) the company’s ability to develop, market and sell its products, (iv) competition from other manufacturers and retailers of women’s clothing and accessories, (v) general economic conditions and (vi) the ability of the company to meet the financial covenants under its credit facilities and indenture. The company undertakes no obligation to review or update publicly any forward looking statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the company may enter into foreign exchange forward contracts. These contractual arrangements are typically entered into with a major financial institution. The company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. The company’s primary exposure to foreign exchange fluctuation is on the Euro. The company also purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the company may enter into forward contracts. The company did not hold any forward contracts at November 2, 2003 or November 3, 2002.

The company made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for each of fiscal years 2003 and 2002. There can be no assurance that this strategy will fully offset the company’s foreign currency exposure if it is continued into future years.

The company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists primarily of bank borrowings under the credit agreement. During October 1999, the company entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45.0 million of this debt. The agreement expired on July 7, 2002. The agreement set a cap rate for LIBOR contracts at 8.5%. The agreement also set a minimum floor rate of 5.37%. Beginning in fiscal 2001, and continuing through the expiration, LIBOR decreased below the floor rate and the company made payments under the agreement. At November 2, 2003, the company had no outstanding hedging contracts associated with interest rates.

The company also holds fixed rate subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Assuming that the balance of variable rate debt remains constant, a one percentage point increase in LIBOR from the first day of the year would result in an increase in interest expense of approximately $1.5 million.

The table below details the principal amounts due and the average nominal interest rates for the debt in each category based on the expected maturity dates and applicable amortization schedules. The carrying value of the variable rate debt approximates fair value as the interest rate is adjusted to market periodically. The 12.5% subordinated debt is publicly traded and the fair value is based upon the quoted market value at November 2, 2003.

	Fiscal Years
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Fixed rate subordinated notes	$—	$—	$—	$—	$—	$100,000	$100,000	$110,250
Average interest rate						12.5%	12.5%
Variable rate debt	$18,868	$22,095	$43,536	$65,304	$—	$—	$149,803	$149,803
Average interest rate(1)	4.8%	4.8%	4.8%	4.8%			4.8%
Variable rate notes payable	$24	$24	$1,277	$—	$—	$—	$1,325	$1,325
Average interest rate(1)	2.8%	2.8%	2.8%				2.8%

(1)	The average interest rate is based upon the actual rate in place as of November 3, 2003.

The company does not believe that the future market rate risks related to the above securities will have a material impact on the company or the results of its operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” for a listing of the consolidated financial statements and supplementary data filed with this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including the company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The company carried out an evaluation under the supervision and with the participation of management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of November 2, 2003, the end of the period covered by this report. Based on that evaluation, the company’s

Co-Chief Executive Officers and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2003.

There have been no changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 2, 2003 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth certain information concerning the directors and executive officers of SJKI:

Name	Position with St. John Knits International	Age
James Kelley	Chairman of the Board	49
Kelly Gray	Director and Co-Chief Executive Officer	37
Bruce Fetter	Director and Co-Chief Executive Officer	49
Marie Gray	Vice Chairman of the Board and Chief Designer	67
Roger Ruppert	Executive Vice PresidentFinance and Chief Financial Officer	60
Bob Gray	Director and Honorary Chairman	78
Daniel O’Connell	Director	49
Sander Levy	Director	42
Christopher Henderson	Director	36
Philip Miller	Director	65

Biographical Information

James Kelley, a director of the company since July 1999, was appointed as Chairman of the Board in November 2002. Mr. Kelley is President of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Kelley is a director of Consolidated Container Holdings, LLC and SAB Wabco Group AB.

Kelly Gray, a director of the company since October 1994, was appointed Co-Chief Executive Officer of the company in November 2002. She served as President of the company from April 1996 until November 2002 and as Creative Director from June 1991 until December 1995. She also served as Executive Vice PresidentCreative Director from December 1995 until April 1996. In addition, she has been the company’s Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the company’s advertising department from 1988 to June 1991. Prior to heading the advertising department of the company, Ms. Gray held various other administrative positions with the company. Ms. Gray is the daughter of Bob Gray and Marie Gray.

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

Marie Gray, Vice Chairman of the Board since May 2003, is a co-founder of St. John and has served as Chief Designer of the company since its inception in 1962. Ms. Gray served as Secretary of the company from March 1993 to November 2002. Prior to forming St. John, Ms. Gray was a fashion model, served as hostess of the Queen For a Day television show and was a fit model for some of the leading designers in the Los Angeles area. Ms. Gray is the wife of Bob Gray and the mother of Kelly Gray.

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

Daniel O’Connell, a director of the company since July 1999, is the Chief Executive Officer and founder of Vestar Capital. Mr. O’Connell is a director of Aearo Corporation, Cluett American Corp., Insight Communications Company, Inc., Birds Eye Foods, Inc., SL Selenia S.p.A. and Sunrise Medical Inc.

Sander Levy, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Levy is a director of Cluett American Corp. and Gleason Corporation.

Christopher Henderson, a director of the company since June 2001, is a Managing Director of Vestar Capital and has been a member of the firm since 1993.

Philip Miller, a director of the company since January 9, 2003, is the President of Philip B. Miller Associates, a consulting firm which he founded in July 2001. Prior to starting his own company, he served as Chairman and CEO of Saks Fifth Avenue, from 1993 to February 2000 and as Chairman from 1993 to July 2001. Prior to that, he held other positions with Saks Fifth Avenue as well as serving as Chairman and CEO of Marshall Field’s. Mr. Miller is a director of Kenneth Cole.

CODE OF ETHICS FOR SENIOR EXECUTIVE AND FINANCIAL OFFICERS

The company’s Board of Directors has adopted a Code of Ethics for Senior Executive and Financial Officers. A copy of the Code of Ethics is available, free of charge, upon written request sent to the legal department at the company’s corporate offices located at 17622 Armstrong Avenue, Irvine, California 92614.

AUDIT COMMITTEE FINANCIAL EXPERT

The company’s Board of Directors has determined that Jim Kelley and Sander Levy, directors and members of the audit committee, are Audit Committee Financial Experts. Messrs. Kelley and Levy are not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by the Co-Chief Executive Officers of the company and the other two executive officers (collectively, the “Named Executive Officers”) for services in all capacities to SJKI and its subsidiaries for the fiscal years indicated:

	Annual Compensation(1)			Long Term Compensation Awards Shares of Common Stock underlying Options

	Year	Salary(2)
Kelly Gray	2003	$1,280,298	(3)	—
Co-Chief Executive Officer(4)	2002	1,187,705	(3)	—
	2001	916,524	(3)	—
Bruce Fetter	2003	$760,849		50,000
Co-Chief Executive Officer(5)	2002	685,701		25,000
	2001	425,649		8,333
Marie Gray	2003	$884,791		—
Chief Designer	2002	834,533		—
	2001	565,734		—
Roger Ruppert	2003	$352,699		—
Chief Financial Officer	2002	340,908		1,667
	2001	324,421		—

(1)	The company has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the Named Executive Officers for each of the fiscal years 2003, 2002 and 2001 did not exceed the lesser of 10% of such officer’s total annual salary and bonus for such year or $50,000. Therefore, any such amounts are not included in the table.

(2)	The amounts shown in this column include amounts and awards accrued during each of fiscal years 2003, 2002 and 2001 that were earned but not paid in such fiscal year.

(3)	This amount includes modeling fees of $500,000 which were paid to Ms. Gray during fiscal year 2003 and 2002 and $400,000 which was paid during fiscal year 2001.

(4)	Prior to becoming Co-Chief Executive Officer in November 2002, Ms. Gray served as the company’s Co-President.

(5)	Prior to becoming Co-Chief Executive Officer in November 2002, Mr. Fetter served as the company’s Co-President and Chief Operating Officer from October 2001 to November 2002 and prior to that as Executive Vice President and Chief Operating Officer.

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

In the event of termination of employment by the company with “cause,” or by the executive without “good reason,” the employment agreements provide that such executive will only receive salary and health benefits through the date of termination. In the event of termination of employment by the company without “cause,” or by the executive with “good reason,” Marie Gray and Kelly Gray would receive continued salary payments for one year and health benefits for the longer of the remainder of the term of the agreement or six months. Bruce Fetter would receive continued salary payments and health benefits for one year. Each employment agreement provides that the company shall pay severance benefits in the form of salary and health benefits continuation for a period equal to one month for each year of service, up to a maximum of 18 months, if the executive’s employment is terminated by reason of a disability. In cases where the employee’s employment is terminated by reason of the employee’s death, the company generally will provide certain health insurance benefits to the employee’s immediate family for a period of six months.

Under Marie and Kelly Gray’s employment agreements, each would also receive a lump sum payment of $1,500,000 if they terminated their employment agreement for “good reason” due to the fact that a successor company did not assume their employment agreements. Under Bruce Fetter’s employment agreement, in the event of a change of control wherein he is terminated by the company without “cause,” or he terminates his employment for “good reason” within one year after such change in control or within one year of such change in control his employment expires without being renewed for another year, he would receive salary and health benefits continuation for a period of 18 months.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to the Named Executive Officers concerning the number of stock options granted during the fiscal year ended November 2, 2003:

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Marie Gray	—	—	$—	—	$—	$—
Kelly Gray	—	—	—	—	—	—
Bruce Fetter	50,000	55.6%	55.79	1/9/2013	1,754,300	4,445,700
Roger Ruppert	—	—	—	—	—	—

(1)	The options were granted under the 1999 St. John International, Incorporated Stock Option Plan for a term of ten years, subject to earlier termination in certain events related to termination of employment. The options become exercisable 20% per year, beginning one year from the date of grant. To the extent not already exercisable, the options generally become exercisable upon a change in control transaction. All options were granted at fair market value.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended November 2, 2003 and unexercised options held by each such officer as of November 2, 2003:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Marie Gray	—	—	72,736	36,368	$—	$—
Kelly Gray	—	—	96,982	48,490	—	—
Bruce Fetter	—	—	21,666	78,334	—	—
Roger Ruppert	—	—	6,999	3,001	—	—

(1)	The estimated fair market value of the company’s common stock at November 2, 2003 was $30.00.

Director Compensation

Directors holding salaried positions with the company, or with Vestar, will not receive compensation for their services as a director. Bob Gray is currently acting as a consultant to the company and will not receive any compensation for his services as a director. All other directors will receive $40,000 annually for their services as a director, in addition to an attendance fee of $2,500 for each board meeting that is attended in person and $500 for each board or committee meeting attended telephonically. During January 2003, the company appointed Mr. Miller as a director. Mr. Miller is currently the only director eligible to receive this compensation. The board granted Mr. Miller 10,000 stock options on his appointment date. The options have an exercise price equal to the fair market value of the shares at the date of grant, have a life of 10 years and will vest over a five year period.

Compensation Committee Interlocks and Insider Participation

The company does not have a compensation committee. Issues regarding executive’s compensation are addressed by the full board of directors. The Grays and Bruce Fetter participated in deliberations regarding executive compensation during fiscal 2003. See “Item 13 - Certain Relationships and Related Transactions” for a discussion of certain transactions between the company and these directors.

Item 12.	SECURY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of January 27, 2004 regarding the beneficial ownership of SJKI’s common stock by: (i) each person who is known by SJKI to be the beneficial owner of more than 5% of the common stock; (ii) each of the directors of SJKI; (iii) each Named Executive Officer; and (iv) all current directors and executive officers of SJKI as a group.

Name	Approximate Number of Shares Beneficially Owned	Percentage Owned
Vestar/Gray Investors LLC(1)	6,000,584	92.94%
1225 17th Street, Suite 1660
Denver, Colorado 80202
Bob Gray(2)	612,623	9.28%
Marie Gray(2)	612,623	9.28%
Kelly Gray(3)	509,193	7.77%
Bruce Fetter(4)	28,416	*
Roger Ruppert(5)	8,332	*
James Kelley(6)	5,121,222	79.32%
Daniel O’Connell(6)	5,121,222	79.32%
Sander Levy(6)	5,121,222	79.32%
Christopher Henderson(6)	5,121,222	79.32%
Philip Miller	—	*
All current directors and executive officers as a group (ten persons) (7)	6,279,786	93.27%

*	less than 1%

(1)	Vestar Capital Partners III, L.P., 245 Park Avenue, New York, New York 10167, beneficially owns 5,121,222 shares, or approximately 79%, of SJKI’s common stock through its controlling interest in Vestar/SJK Investors LLC, which owns approximately 85% of Vestar/Gray Investors.

(2)	Includes 467,151 shares which are beneficially owned (through Vestar/Gray Investors) by the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries. In addition, includes 145,472 shares issuable upon exercise of options exercisable at or within 60 days of January 27, 2004. Bob and Marie Gray each held 72,736 of such option shares. The address is 17622 Armstrong Avenue, Irvine, California, 92614.

(3)	Includes 357,571 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Gray Living Trust, of which Kelly Gray serves as sole trustee and beneficiary. In addition, includes 54,640 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Ann Gray Trust, of which Kelly Gray serves as trustee and sole beneficiary. Also includes 96,982 shares issuable upon exercise of options exercisable at or within 60 days of January 27, 2004. The address is 17622 Armstrong Avenue, Irvine, California, 92614.

(4)	Includes 26,666 shares issuable upon exercise of options exercisable at or within 60 days of January 27, 2004.

(5)	Includes 7,332 shares issuable upon exercise of options exercisable at or within 60 days of January 27, 2004.

(6)	Includes shares beneficially owned by Vestar. Each of Mr. O’Connell, Mr. Kelley, Mr. Levy and Mr. Henderson disclaims the existence of a group and disclaims beneficial ownership of the common stock not held by him.

(7)	Includes 276,450 shares issuable upon exercise of options exercisable at or within 60 days of January 27, 2004.

Equity Compensation Plan Information

The following table provides information about the company’s shares of common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of November 2, 2003:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	683,764	$32.64	43,530

Total	683,764	$32.64	43,530

(1)	Represents options granted under the 1999 St. John Knits International, Incorporated Stock Option Plan, which was approved by the company’s board of directors in connection with the mergers. The Plan was adopted to permit the grant of options to employees of the company as an additional incentive by allowing them to benefit directly from its growth, development and financial success. Options to purchase an aggregate of 727,360 shares were authorized for issuance under the Plan. Options may be granted under the Plan at an exercise price to be determined by the Plan Administrator, and have a term of ten years, subject to earlier termination in certain events related to termination of employment. Each option issued to date was granted at the fair market value on the date of grant. The options become exercisable in installments as determined by the Plan Administrator, generally over a period of three to five years from the date of grant. To the extent not already exercisable, the options generally become exercisable upon a change in control transaction.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company leases a manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries, has a 50% general partnership interest. The lease is for a ten-year term expiring on February 28, 2013, with the company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $62,000 with annual increases of 4%. During fiscal years 2003, 2002 and 2001, the company paid GM Properties approximately $761,000, $809,000 and $783,000, respectively, to lease this facility.

The company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2006, with the company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $28,000, with annual increases of 4%. During fiscal years 2003, 2002 and 2001, the company paid Alhambra Partners approximately $331,000, $318,000 and $308,000, respectively, under this lease.

The company periodically rents the use of an airplane from BK Air, a partnership which is owned equally by Bob Gray and Kelly Gray. BK Air owns a fractional interest in an airplane. Payments made to BK Air for the use of the airplane are the same as those paid by BK Air. During fiscal years 2003, 2002 and 2001, the company paid BK Air approximately $97,000, $126,000 and $50,000, respectively, under this arrangement.

The company subleases a warehouse facility from Michael Gray, the son of Bob Gray. The building is owned by a partnership comprised of BK Air and Michael Gray. The sublease is for a five-year term expiring on May 31, 2006. The sublease was amended during fiscal 2003 to reduce the square footage covered under such sublease. The current base monthly lease payment under the sublease is approximately $6,000. During fiscal years 2003, 2002 and 2001, the company paid Michael Gray approximately $90,000, $108,000 and $44,000, respectively, under this sublease.

The company leases its retail boutique located in Denver, Colorado from Steele & Second Avenue, LLC, a Delaware limited liability company in which the Gray Family Trust has a 60% ownership interest. The balance of the partnership is owned by a former vice president of the company. The lease is for a ten-year term expiring on March 31, 2012, with the company having an option to extend the lease for two five-year terms at lease amounts to be agreed upon. The current base monthly lease payment under this lease is approximately $16,000, with annual increases of 3%. During fiscal years 2003 and 2002 the company paid Steele & Second Avenue, LLC approximately $188,000 and $128,000, respectively under this lease.

Effective April 30, 2002, the company loaned $500,000 to Bruce Fetter, the Co-President and Chief Operating Officer at the time. The loan accrues interest at 2.9% per year and is payable in full on April 30, 2005.

The company has a consulting agreement with Bob Gray, a current director and former Chief Executive Officer. The agreement commenced November 4, 2002 and expires November 3, 2005. Mr. Gray received compensation under the agreement of $500,000 in fiscal 2003 and will receive $125,000 in each of the next two fiscal years.

The company periodically rents certain personal property from Ocean Air Charters, Inc. (“Ocean”), in which Bob Gray and Marie Gray are the sole shareholders. During fiscal years 2003, 2002 and 2001, the company paid approximately $7,000, $5,000 and $9,000, respectively, with respect to such property. In addition, the company and Ocean each hold a 50% ownership interest in a partnership (“partnership”) which owns an airplane. As of November 3, 2002, each partner had a net capital investment in the partnership of approximately $3,305,000. During fiscal years 2003, 2002 and 2001, the partnership leased the airplane to the company and received lease payments totaling approximately $1,200,000, $1,200,000 and $1,123,000, respectively. As of November 2, 2003, the company and the partnership entered into a lease agreement for the airplane expiring October 31, 2004, at a lease rate of $100,000 per month. The company has not guaranteed any debt of Ocean.

The company rents the hangar used to store the airplane from Ocean. The agreement is on a month-to-month basis. The current monthly rent is $4,500. During fiscal years 2003, 2002 and 2001, the company paid to Ocean approximately $54,000, $50,000 and $49,000, respectively, for the rental of this property.

Each of the arrangements between the company and entities controlled by the Gray family is, in the opinion of the board of directors, on terms no less favorable to the company than those that were available from persons not affiliated with the company.

Certain Agreements Relating to the 1999 Mergers

Vestar Capital, SJKI and St. John have entered into a management agreement. Under the agreement, Vestar Capital provides management services, including advisory and consulting services, in relation to the selection, supervision and retention of independent auditors, outside legal counsel, investment bankers or other financial advisors or consultants. For these services, SJKI pays Vestar Capital an annual fee of $500,000 and reimburses Vestar Capital for all out-of-pocket expenses. The management agreement will terminate if Vestar Capital and its partners and their respective affiliates, through Vestar/Gray Investors or otherwise, hold, in the aggregate, less than 50% of the SJKI stock beneficially owned by Vestar immediately following the closing of the mergers and cease to control a majority of SJKI’s board of directors.

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

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, in accordance with the terms of the stockholder agreement, pursuant to Mr. Gray’s request, the company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5.0 million, or $55.79 per share. Mr. Gray recently expressed an interest in requesting the company to redeem additional shares of the company’s common stock beneficially owned by him, although the amount and timing of such redemption, if any, has not yet been determined. Such redemption would be subject to the $5.0 million maximum set forth in the stockholders’ agreement.

The stockholders’ agreement also provides that each of the Grays, so long as he or she is employed by the company and for a period of five years after he or she ceases to be so employed, will not, directly or indirectly, engage in the design, manufacturing, production, marketing, sale or distribution of women’s clothing or accessories anywhere in the world in which the company is doing business, other than through his or her employment with the company. The agreement also provides that if Kelly Gray is terminated without “cause” or resigns for “good reason,” as defined under her current employment agreement, the term of the non-compete period will be reduced to three years, and, subject to restrictions, she will be permitted to engage in certain otherwise competitive activities.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2. Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”

3. Exhibits—See “Exhibit Index”

(b) Reports on Form 8-K

None.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of St. John Knits International, Incorporated

We have audited the accompanying consolidated balance sheets of St. John Knits International, Incorporated and subsidiaries as of November 2, 2003 and November 3, 2002 and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for the fiscal years ended November 2, 2003 and November 3, 2002. Our audit also included the consolidated financial statement schedule for the fiscal years ended November 2, 2003 and November 3, 2002 listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of St. John Knits International, Incorporated and its subsidiaries as of November 2, 2003 and November 3, 2002, and the results of their operations and their cash flows for the fiscal years ended November 2, 2003 and November 3, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the fiscal years ended November 2, 2003 and November 3, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California

January 16, 2004

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	November 2, 2003	November 3, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$19,265,499	$30,129,208
Investments	—	6,713
Accounts receivable, net	31,458,163	31,344,914
Inventories	60,116,314	54,705,873
Deferred income tax benefit	14,955,723	13,383,637
Prepaid expenses and other	5,177,772	3,857,975

Total current assets	130,973,471	133,428,320

Property and equipment:
Machinery and equipment	69,691,007	68,781,604
Leasehold improvements	54,004,212	48,186,803
Buildings	25,717,272	23,782,871
Furniture and fixtures	16,600,716	13,748,486
Land	8,798,320	8,798,320
Construction in progress	707,005	2,714,513

	175,518,532	166,012,597
Less—Accumulated depreciation and amortization	88,391,898	82,250,167

	87,126,634	83,762,430

Deferred financing costs	6,972,572	8,100,736
Deferred income tax benefit	1,919,697	3,217,500
Other assets	7,296,645	7,398,360

	$234,289,019	$235,907,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,515,439	$6,873,932
Accrued expenses	22,032,299	16,803,824
Current portion of long-term debt	18,892,088	10,159,054
Accrued interest expense	4,102,795	6,352,267
Income taxes payable	5,522,444	7,201,500

Total current liabilities	62,065,065	47,390,577
Long-term debt, net of current portion	231,755,065	259,103,889
Deferred rent	5,603,938	5,143,785
Deferred income tax liability	151,233	—

Total liabilities	299,575,301	311,638,251

Redeemable common stock - par value $0.01, issued and outstanding—879,362 and 968,983 shares, respectively	26,380,860	54,059,562

Commitment and contingencies (notes 8 and 13)
Stockholders’ equity (deficit):
Common stock - par value $0.01, authorized—10,000,000 shares, issued and outstanding—5,577,257 shares	55,772	55,772
Additional paid-in capital	115,772,005	93,093,303
Unrealized loss on securities	(42,012)	(44,148)
Cumulative foreign currency translation adjustment	735,172	174,298
Accumulated deficit	(208,188,079)	(223,069,692)

Total stockholders’ deficit	(91,667,142)	(129,790,467)

	$234,289,019	$235,907,346

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended
	November 2, 2003	November 3, 2002	October 28, 2001
Net sales	$370,143,242	$362,234,249	$365,920,697
Cost of sales	156,642,464	154,507,656	159,484,269

Gross profit	213,500,778	207,726,593	206,436,428
Selling, general and administrative expenses	163,212,976	143,904,391	137,325,012

Operating income	50,287,802	63,822,202	69,111,416
Interest expense	24,395,506	23,674,157	28,344,453
Other income (expense)	(1,536,693)	358,063	4,037,768

Income before income taxes	24,355,603	40,506,108	44,804,731
Income taxes	9,473,990	16,201,099	18,925,381

Net income	14,881,613	24,305,009	25,879,350
Preferred stock dividends	—	3,458,233	4,872,942

Net income allocated to common stockholders	$14,881,613	$20,846,776	$21,006,408

Comprehensive income, net of tax:
Net income	$14,881,613	$24,305,009	$25,879,350
Foreign currency translation adjustments	342,702	194,812	(175,099)
Unrealized gain (loss) on hedging transactions	—	(64,203)	61,803
Unrealized gain (loss) on securities	1,305	(1,993)	(2,403)

Comprehensive income	$15,225,620	$24,433,625	$25,763,651

Net income per common share:
Basic	$2.30	$3.18	$3.21

Diluted	$2.23	$3.14	$3.17

Shares used in the calculation of net income per common share:
Basic	6,457,847	6,546,240	6,546,193

Diluted	6,678,443	6,641,544	6,622,625

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)			Accumulated Deficit	Total
	Number of Shares	Amount		Cumulative Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Hedging
Balance October 29, 2000	5,577,191	$55,772	$118,081,394	$152,776	$(36,665)	$—	$(264,922,876)	$(146,669,599)
Dividends accrued for preferred stock	—	—	—	—	—	—	(4,872,942)	(4,872,942)
Shares issued upon exercise of options, including tax benefit	66	—	1,981	—	—	—	—	1,981
Unrealized loss on securities	—	—	—	—	(4,161)	—	—	(4,161)
Foreign currency translation adjustment	—	—	—	(303,147)	—	—	—	(303,147)
Unrealized gain on hedging transactions	—	—	—	—	—	106,999	—	106,999
Decrease in fair value of redeemable common stock	—	—	1,937,966	—	—	—	—	1,937,966
Net income	—	—	—	—	—	—	25,879,350	25,879,350

Balance October 28, 2001	5,577,257	55,772	120,021,341	(150,371)	(40,826)	106,999	(243,916,468)	(123,923,553)
Dividends accrued for preferred stock	—	—	—	—	—	—	(3,458,233)	(3,458,233)
Unrealized loss on securities	—	—	—	—	(3,322)	—	—	(3,322)
Foreign currency translation adjustment	—	—	—	324,669	—	—	—	324,669
Unrealized gain on hedging transactions	—	—	—	—	—	(106,999)	—	(106,999)
Increase in fair value of redeemable common stock	—	—	(26,928,038)	—	—	—	—	(26,928,038)
Net income	—	—	—	—	—	—	24,305,009	24,305,009

Balance November 3, 2002	5,577,257	55,772	93,093,303	174,298	(44,148)	—	(223,069,692)	(129,790,467)
Unrealized gain on securities	—	—	—		2,136	—	—	2,136
Foreign currency translation adjustment	—	—	—	560,874	—	—	—	560,874
Decrease in fair value of redeemable common stock	—	—	22,678,702	—	—	—	—	22,678,702
Net income	—	—	—	—	—	—	14,881,613	14,881,613

Balance November 2, 2003	5,577,257	$55,772	$115,772,005	$735,172	$(42,012)	$—	$(208,188,079)	$(91,667,142)

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	November 2, 2003	November 3, 2002	October 28, 2001
Cash flows from operating activities:
Net income	$14,881,613	$24,305,009	$25,879,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,690,300	15,681,286	14,778,350
Amortization of discount on 12.5% notes due 2009	138,398	141,062	139,671
Amortization of deferred loan costs	2,102,279	2,060,609	2,154,019
Net increase in deferred income tax benefit	(123,050)	(2,785,152)	(1,619,626)
Loss on disposal of property and equipment	1,212,698	340,723	111,713
Partnership losses	872,178	904,502	295,067
Gain on sale of partnership asset	—	—	(2,482,123)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(113,249)	(5,832,011)	3,662,027
Increase in inventories	(5,410,441)	(2,208,176)	(3,331,086)
Increase in other current assets	(1,381,401)	(155,531)	(315,528)
Increase in other assets	(1,171,243)	(855,546)	(136,830)
Increase (decrease) in accounts payable	4,641,507	(2,087,538)	(4,389,891)
Increase in accrued expenses	5,228,475	1,134,183	3,588,760
Increase (decrease) in accrued interest expense	(1,716,511)	1,488,076	(3,390,803)
Increase (decrease) in income taxes payable	(1,679,056)	5,280,465	(2,637,085)
Increase in deferred rent	460,153	5,143,785	—

Net cash provided by operating activities	34,632,650	42,555,746	32,305,985

Cash flows from investing activities:
Proceeds from sale of property and equipment	22,500	20,900	6,500
Proceeds from sale of partnership asset	—	—	1,225,431
Purchase of property and equipment	(21,267,318)	(17,427,210)	(13,987,578)
Sale of short-term investments	6,713	3,332	7,328
Capital contributions to partnership	—	—	(3,089,493)
Capital distributions from partnership	440,000	486,500	77,500

Net cash used in investing activities	(20,798,105)	(16,916,478)	(15,760,312)

Cash flows from financing activities:
Principal payments of long-term debt	(10,292,684)	(22,343,512)	(15,267,399)
Proceeds from bank borrowings	30,299,243	408,230	—
Redemption of 15.25% subordinated notes	(39,293,709)	—	—
Financing fees and expenses	(974,114)	—	—
Redemption of redeemable common stock	(5,000,000)	—	—
Issuance of common stock	—	—	1,981

Net cash used in financing activities	(25,261,264)	(21,935,282)	(15,265,418)

Effect of exchange rate changes	560,874	324,669	(303,147)

Unrealized gain (loss) on securities	2,136	(3,322)	(4,161)

Unrealized gain (loss) on hedging transactions	—	(106,999)	106,999

Net increase (decrease) in cash and cash equivalents	(10,863,709)	3,918,334	1,079,946
Beginning balance, cash and cash equivalents	30,129,208	26,210,874	25,130,928

Ending balance, cash and cash equivalents	$19,265,499	$30,129,208	$26,210,874

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the years ended
	November 2, 2003	November 3, 2002	October 28, 2001
Supplemental disclosures of cash flow information:
Cash received for interest income	$440,057	$1,044,376	$892,047

Cash paid for:
Interest expense	$23,804,683	$19,798,563	$28,501,570

Income taxes	$11,388,433	$15,095,044	$23,179,781

Supplemental disclosure of noncash financing activities:
Dividends accrued on mandatorily redeemable preferred stock	$—	$3,458,233	$4,872,942

Conversion of manditorily redeemable preferred stock and accrued dividends to subordinated notes	$—	$38,760,748	$—

Conversion of accrued interest to subordinated notes	$532,961	$—	$—

Unrealized gain (loss) on securities	$2,136	$(542)	$—

Adjustment of redeemable common stock to fair value	$(22,678,702)	$26,928,038	$(1,937,966)

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 2, 2003, November 3, 2002 and October 28, 2001

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

2. Summary of Accounting Policies

a. Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 2003, 2002 and 2001 ended on November 2, November 3 and October 28, respectively. Fiscal years 2003 and 2001 were comprised of 52 weeks while fiscal year 2002 included 53 weeks.

b. Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

c. Revenue Recognition

Revenue on sales to the Company’s wholesale customers is recognized when the goods are shipped and title and risk of loss passes. The Company establishes liabilities for estimated returns, allowances and wholesale markdowns at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes liabilities for estimated returns at the retail stores based on historical experience. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,613,000 and $2,560,000 in fiscal year 2003 and $2,710,000 and $2,316,000 in fiscal year 2002, respectively. The provision for the allowance for doubtful accounts was $301,000 for fiscal 2003 and a credit of approximately $652,000 for fiscal year 2002.

d. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Inventories are comprised of the following:

	2003	2002
Raw materials	$14,432,876	$12,986,013
Work-in-process	9,920,428	8,641,353
Finished products	35,763,010	33,078,507

	$60,116,314	$54,705,873

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

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

g. Foreign Exchange Transactions and Contracts

The Company may enter into foreign exchange contracts as a hedge against exchange rate risk on the collection of certain accounts receivable denominated in a foreign currency. The Company may enter into such contracts to sell foreign currencies in the future only to protect the U.S. dollar value of certain anticipated foreign currency transactions. The foreign exchange contracts are carried on the balance sheet at their fair value with changes in their fair value initially included as a separate component of stockholders’ equity until the anticipated transaction occurs. Such gains and losses then offset the related gains and losses reported on the underlying transaction (Note 4).

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

November 2, 2003, November 3, 2002 and October 28, 2001

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Fiscal Year Ended
	November 2, 2003	November 3, 2002	October 28, 2001
Weighted average shares outstanding	6,457,847	6,546,240	6,546,193
Add: dilutive effect of stock options	220,596	95,304	76,432

Shares used to calculate diluted earnings per common share	6,678,443	6,641,544	6,622,625

The Company excluded approximately 463,000, 386,000 and 456,000 of dilutive securities from the calculation of earnings per common share for fiscal years 2003, 2002 and 2001, respectively.

SFAS No. 123, “Accounting for Stock-Based Compensation,” was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS No. 123 is optional for employee stock option grants; however, pro forma disclosure as if the Company had adopted the fair value method is required. Had compensation cost for stock options been recorded in accordance with SFAS No. 123, the Company’s net income and earnings per common share would have reflected the following pro forma amounts:

	Fiscal Years
	2003	2002	2001
Net income, as reported	$14,881,613	$24,305,009	$25,879,350
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	543,290	958,018	1,104,355

Pro forma net income	$14,338,323	$23,346,991	$24,774,995

Earnings per common share:
Basic – as reported	$2.30	$3.18	$3.21
Basic – pro forma	$2.22	$3.04	$3.04
Diluted – as reported	$2.23	$3.14	$3.17
Diluted – pro forma	$2.15	$2.99	$3.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 2003, 2002 and 2001: weighted-average risk-free interest rate of 3.32%, 3.08% and 5.12%, respectively; weighted-average volatility of 47.15%, 67.43% and 43.98%, respectively; expected life of 6 years; and weighted-average dividend yield of 0.00%.

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

k. Advertising and Promotion

All costs associated with advertising and promotion of the Company’s products are expensed as incurred. Total advertising expenses for the Company for fiscal years 2003, 2002 and 2001 were approximately $16,000,000, $13,400,000 and $15,000,000, respectively.

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

m. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, realized gains or losses on investments, unrealized gains or losses on cash flow hedges and foreign currency translation adjustments.

n. Segment Reporting

The Company applies SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for reporting information about business segments and related disclosures about products, geographic areas and major customers. The business segments of the Company are wholesale and retail sales. Information on segment reporting is included in Note 14.

o. Shipping and Handling Fees

The Company accounts for its shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF No. 00-10 governs the accounting treatment and classification of the Company’s delivery revenues and certain of its delivery expenses.

During fiscal years 2003, 2002 and 2001, the Company incurred shipping expenses to ship its products to its wholesale customers of approximately $3,181,000, $3,223,000 and $2,621,000, respectively. These shipping expenses are included in selling, general and administrative expenses for all years.

p. Deferred Rent

The Company averages any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense. The amount of any such rental expense in excess of the cash paid is recognized as deferred rent expense and recorded as a liability as of November 2, 2003 and November 3, 2002.

q. New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a Company has a significant variable interest. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

3. Fair Value of Financial Instruments

The following methods and assumptions were used by management to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

Cash and Cash Equivalents – The carrying amount is a reasonable estimate of the fair value.

Investments – Investments consist primarily of common stock which is classified as available-for-sale and reported at fair value determined by quoted market prices.

Senior Credit Facility – The term debt related to the senior credit facility approximates the fair value as the interest rate on the debt is variable and similar to current rates management believes would be available to the Company.

12.5% Senior Subordinated Notes due 2009 – The fair value of these notes is based on their quoted market price.

Redeemable Common Stock – The carrying value of the redeemable common stock is adjusted each period to management’s estimate of the current fair value of the common stock, consequently its carrying value approximates fair value. At November 2, 2003, the fair value was based upon the quoted market price of the Company’s common stock.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

The estimated fair values of the Company’s financial instruments are as follows:

	November 2, 2003		November 3, 2002
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and cash equivalents	$19,265,499	$19,265,499	$30,129,208	$30,129,208
Investments	—	—	6,713	6,713
Financial Liabilities:
Long-term debt:
Senior Credit Facility	149,803,380	149,803,380	129,663,802	129,663,802
12.5% Senior Subordinated Notes due 2009	99,219,666	110,250,000	99,081,266	104,000,000
15.25% Senior Subordinated Notes due 2009	—	—	38,760,748	38,760,748
Redeemable Common Stock	26,380,860	26,380,860	54,059,562	54,059,562

4. Hedging Activities

The Company accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and has designated certain financial instruments as cash flow hedges which must be reported in accordance with SFAS No. 133.

The Company may enter into contracts to buy and sell foreign currencies in the future to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders’ equity until the anticipated transactions occur. Such gains and losses then offset the related gains and losses reported on the underlying transaction. At November 2, 2003, the Company did not hold any foreign currency contracts and no amounts were recorded to the statement of income for ineffectiveness.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. During October 1999, the Company entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45.0 million of the Company’s variable rate debt. The agreement expired on July 7, 2002. The agreement established a LIBOR cap at 8.50% and a LIBOR floor at 5.37%. Beginning in fiscal year 2001, and continuing through the expiration, LIBOR decreased below the floor and the Company made payments under the agreement which have been included in interest expense. The Company made payments totaling approximately $860,000 and $191,000 during fiscal years 2002 and 2001, respectively, under this agreement.

On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships, both at the hedge inception and on an ongoing basis, in accordance with its risk management policy. The Company would discontinue hedge accounting prospectively (i) if it is determined that the derivative is no longer effective in offsetting change in the cash flows of a hedged item, (ii) when the derivative expires or is sold, terminated or exercised, (iii) when the derivative is designated as a hedge instrument, because it is probable that the forecasted transaction will not occur, (iv) because a hedged firm commitment no longer meets the definition of a firm commitment, or (v) if management determines that designation of the derivative as a hedge instrument is no longer appropriate.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

5. Accrued Expenses

Accrued expenses for fiscal years 2003 and 2002 are comprised of the following:

	2003	2002
Wages and benefits	$6,659,164	$6,395,451
Workers’ compensation	7,896,225	3,609,336
Profit-sharing plan contribution	500,000	500,000
Promotional and advertising allowance	218,578	307,330
Other	6,758,332	5,991,707

	$22,032,299	$16,803,824

6. Income Taxes

The provision for income taxes for fiscal years 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current:
Federal	$7,432,085	$13,858,630	$15,352,292
State and foreign	2,164,955	5,127,621	5,192,715

	9,597,040	18,986,251	20,545,007
Deferred benefit	(123,050)	(2,785,152)	(1,619,626)

	$9,473,990	$16,201,099	$18,925,381

The components of the Company’s deferred income tax benefit as of November 2, 2003 and November 3, 2002 are as follows:

	2003	2002
Deferred income tax benefit:
Tax basis adjustments to inventory	$1,179,139	$1,100,505
Allowance for uncollectible accounts	590,234	521,154
Inventory adjustments to market	3,781,260	4,774,386
Accrued expenses	10,464,217	8,232,563
Foreign loss carryforwards	1,919,697	1,254,927
Depreciation and other	(1,210,360)	717,602

	$16,724,187	$16,601,137

A reconciliation of the U.S. federal statutory rate of 35% to the effective tax rate for fiscal years 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	6.4%	6.1%	7.2%
Foreign	(2.1)%	(1.3)%	0.0%
Other	(0.4)%	0.2%	0.0%

Effective income tax rate	38.9%	40.0%	42.2%

For fiscal years 2003, 2002 and 2001, substantially all of the Company’s pretax income was in domestic rather than foreign jurisdictions.

The Company does not provide for U.S. federal, state or additional foreign income tax effect on foreign earnings that management intends on keeping permanently reinvested. For the fiscal year ended November 2, 2003, foreign earnings earmarked for permanent reinvestment totaled approximately $706,000.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

7. Benefit and Stock Option Plans

The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were approximately $7,162,000, $7,258,000 and $6,210,000 for fiscal years 2003, 2002 and 2001, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

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

The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the board of directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 2003, 2002 and 2001.

The Company has one stock option plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “1999 Plan”). Options granted under the 1999 Plan are nonstatutory stock options. The Company accounts for the plan under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for fiscal years 2003, 2002 and 2001.

The Company may grant up to 727,360 options under the 1999 Plan. The Company has granted 683,830 options and has 683,764 options outstanding as of November 3, 2002. Stock options are granted with an exercise price equal to the fair market value of the stock at the date of grant. Options generally vest over three to five years; are exercisable in whole or in installments; and expire 10 years from date of grant.

The following is a summary of the activity in the 1999 Plan for fiscal years 2003, 2002 and 2001:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	602,097	$30.11	554,263	$30.00	533,693	$30.00
Granted	90,002	49.32	57,500	31.13	104,237	30.00
Exercised	—	—	—	—	(66)	30.00
Forfeited	(8,335)	30.00	(9,666)	30.00	(83,601)	30.00

Outstanding, end of year	683,764	$32.64	602,097	$30.11	554,263	$30.00

Exercisable, end of year	382,886	$30.03	340,286	$30.00	185,765	$30.00
Weighted-average fair value of options granted		$14.46		$12.93		$10.97

The options outstanding as of November 2, 2003 have a weighted-average exercise price of $32.64 and a weighted-average remaining contractual life of 6.29 years.

8. Commitments and Contingencies

The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 11). The leases expire at various dates through the year 2018 and certain leases contain renewal options. Rental expense under these leases was approximately $21,548,000, $17,774,000 and $16,118,000 in fiscal years 2003, 2002 and 2001, respectively.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

The following is a schedule of future annual minimum rental payments required under noncancelable operating leases as of November 3, 2002:

Fiscal Year	Related Parties	Third Parties	Total
2004	$1,332,000	$21,790,000	$23,122,000
2005	1,354,000	20,108,000	21,462,000
2006	1,286,000	19,534,000	20,820,000
2007	951,000	19,546,000	20,497,000
2008	957,000	17,952,000	18,909,000
Thereafter	3,997,000	68,319,000	72,316,000

	$9,877,000	$167,249,000	$177,126,000

The Company has various employment contracts with certain key employees, which expire at various times through December 31, 2005. These agreements provide for total annual compensation aggregating $2,750,000 and the payment of severance benefits upon the termination of employment.

As of November 2, 2003 and November 3, 2002, the Company’s commitments to purchase yarn were approximately $7,993,000 and $11,070,000, respectively.

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $12.0 million of letters of credit outstanding at November 2, 3003. Of this total, $9.9 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

9. Long-term Debt

	November 2, 2003	November 3, 2002
Long-term debt consists of the following:
Senior credit facility:
Tranche A	$28,174,234	$37,079,883
Tranche B	121,629,146	92,583,919

	149,803,380	129,663,802
Senior subordinated 12.5% notes, net of discount	99,219,666	99,081,266
Senior subordinated 15.25% notes	—	38,760,748
Other	1,624,107	1,757,127

	250,647,153	269,262,943
Less – Current portion	18,892,088	10,159,054

	$231,755,065	$259,103,889

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

Senior Credit Facilities

Effective May 30, 2003, the Company amended its credit agreement with a syndicate of lending institutions (the “Lenders”). The amended agreement provides for an aggregate principal amount of loans of up to $215.0 million (the “Credit Agreement”). Loans under the Credit Agreement consisted of $190.0 million in aggregate principal amount of term loans (“Term Loan Facility”), which facility included a $75.0 million tranche A term loan subfacility, a $122.0 million tranche B term loan subfacility and a $25.0 million revolving credit facility (“Revolving Credit Facility”). The Credit Agreement includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s assets. The amendment allowed the Company to borrow an additional $30.0 million under the tranche B facility. The Company used these funds, along with a portion of its available cash, to retire its 15.25% subordinated notes. There were no borrowings outstanding under the Revolving Credit Facility at November 2, 2003.

The tranche A term loan facility and the Revolving Credit Facility mature on July 31, 2005. The tranche B term loan facility matures on July 31, 2007. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Agreement). The Company may prepay the term loan facility without penalty.

Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company’s option) upon (i) LIBOR for one, two, three or six months, plus 2.75% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.75% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (4.0% at November 2, 2003) plus 1.75% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.75% with respect to the tranche B term loan facility.

Interest rates at November 2, 2003 were approximately 3.9% and 4.9% on tranche A and tranche B term loans, respectively. Effective October 4, 1999, the Company entered into an interest rate collar agreement with a major financial institution. The agreement limited the Company’s exposure on a portion of the term loans by placing a cap on the rate for LIBOR contracts at 8.50%. The contract also set a minimum rate of 5.37%. The contract expired on July 7, 2002. Beginning in fiscal year 2001, and continuing through the expiration, LIBOR decreased below the minimum rate and the Company made payments under the agreement.

The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 0.50% per annum on the undrawn amount of the Revolving Credit Facility during the preceding quarter.

Pursuant to the terms of the Credit Agreement and the Revolving Credit Facility, the Company is required to maintain certain financial ratios. In addition, the Company is restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the Lenders. At November 2, 2003, the Company was in compliance with all covenants.

Senior Subordinated 12.5% Notes

In connection with the mergers in fiscal year 1999, the Company obtained financing through the issuance of $100.0 million in senior subordinated debt (“Subordinated Notes”). The Subordinated Notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. The Subordinated Notes will mature on July 1, 2009. Interest on the Subordinated Notes is payable in cash semi-annually on January 1 and July 1 of each year. These notes are subordinated to the Senior Credit Facility as discussed above. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after July 1, 2004, at the redemption prices set forth below, plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

Redemption values are as follows:

Redemption Year	Price
2004	106.250%
2005	104.688%
2006	103.125%
2007	101.563%
2008 and thereafter	100.000%

Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $15.3 million, which are amortized over the terms of the respective notes using the effective interest rate method. Amortization expense of approximately $2,102,000, $2,061,000 and $2,154,000 relating to such fees is included in interest expense for fiscal years 2003, 2002 and 2001, respectively.

Senior Subordinated 15.25% Notes

During fiscal year 2002, Vestar/SJK Investors LLC and the Gray family, the holders of all of the Company’s 15.25% mandatorily redeemable preferred stock, sold their interest therein to a third party. Vestar/SJK Investors LLC is owned by Vestar Capital Partners III, L.P. (“Vestar”). Four of the Company’s non-executive directors are affiliates of Vestar. In connection with such sale, the terms of the preferred stock were amended to provide for the exchange of the securities, plus any accrued dividends, for senior subordinated unsecured notes bearing interest at a rate of 15.25%. On July 2, 2002, the preferred stock plus accrued dividends were converted with an aggregate balance of $38.8 million. The Company had the option to redeem the 15.25% notes in cash for face value of the notes plus accrued and unpaid interest after January 2, 2003 and before January 2, 2004. Effective May 30, 2003, the Company redeemed such notes. Prior to initiating this transaction, the Company’s credit agreement was amended to allow for the redemption and to provide for additional borrowing of $30.0 million. The proceeds of this additional borrowing, together with cash on hand, were used to redeem the notes. The redemption of the notes and accrued interest totaled $41.8 million. The amendment increased the interest rate on the total outstanding balance of the bank borrowings by increasing the current spread over the bank’s borrowing rate and LIBOR (1.19% at November 2, 2003) by 0.75%. The Company paid fees of approximately $1.0 million to complete the amendment. These fees have been recorded as deferred financing costs and will be amortized over the life of the agreement.

Maturities of Long-Term Debt

As of November 2, 2003, future annual maturities of long-term debt were as follows:

Fiscal Year
2004	$18,892,088
2005	22,418,201
2006	44,812,959
2007	65,304,239
2008	—
Thereafter	99,219,666

$250,647,153

10. Redeemable Common Stock

Redeemable Common Stock represents all of the shares of the Company’s common stock that are beneficially owned by the Gray family. The carrying value shown on the consolidated balance sheet at November 3, 2002 reflects management’s estimate of the fair market value of the Company’s common stock. At November 2, 2003, the fair value was based upon the quoted market price as reported on the OTC Bulletin Board quotation system. Changes in the fair market value of the Redeemable Common Stock from period to period are recorded as an increase or decrease to additional paid-in capital.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

In connection with the mergers, SJKI entered into a stockholders’ agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5.0 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their current respective employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the Company. In November 2002, as provided in the stockholders’ agreement, the Company redeemed 89,621 shares at a total cost of $5.0 million.

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

Effective November 4, 2002, the Company has a consulting agreement with Bob Gray, its current director and former Chief Executive Officer, which expires on November 3, 2005. Mr. Gray received compensation under the agreement of $500,000 in fiscal year 2003 and will receive $125,000 each of the next two fiscal years.

The Company leases three manufacturing and/or warehousing facilities from partnerships in which stockholders of the Company are significant partners. The annual payments on these leases were approximately $1,182,000, $1,235,000 and $1,135,000 in fiscal years 2003, 2002 and 2001, respectively. The leases expire at various dates through fiscal year 2013. Payments under these leases are included in the future minimum rental payments disclosure at Note 8.

The Company leases a retail boutique from a partnership in which stockholders of the Company are significant partners. The lease began during fiscal year 2002 and will expire on March 31, 2012. The payments were approximately $188,000 and $128,000 in fiscal years 2003 and 2002, respectively. Payments under this lease are included in the future minimum rental payments disclosure at Note 8.

The Company periodically rents personal property provided by a company that is owned by a stockholder. Rental payments for the use of such property were approximately $7,000, $5,000 and $9,000 in fiscal years 2003, 2002 and 2001, respectively.

The Company periodically rents the use of an airplane from a partnership which is owned by stockholders of the Company. The partnership owns a fractional interest in an airplane and payments made for the use of the airplane are the same as those paid by the partnership. During fiscal years 2003, 2002 and 2001, the Company paid approximately $97,000, $126,000 and $50,000, respectively, under this arrangement.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

At November 2, 2003 and November 3, 2002, the Company held a 50% ownership interest in a partnership which leases transportation equipment to the Company. The holder of the other 50% ownership interest is a corporation which is wholly owned by stockholders of the Company. At November 2, 2003 and November 3, 2002, the Company’s investment in this partnership, net of partnership losses, was approximately $3,305,000 and $4,617,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. The partnership’s only asset is an airplane which had a net book value on the partnership’s books of approximately $13,502,000 million and $16,202,000 million at November 2, 2003 and November 3, 2002, respectively. The total liabilities of the partnership were $7,000,000 million at November 2, 2003 and November 3, 2002. During fiscal years 2003, 2002 and 2001, the Company made lease payments to the partnership, which are recorded as revenue on the partnership books, of $1,200,000, $1,200,000 and $1,123,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of approximately $872,000, $905,000 and $295,000, respectively. Offsetting the loss for fiscal year 2001 was a gain of approximately $2,517,000 related to the sale of equipment by the partnership which is included in other income on the consolidated statements of income.

The Company rents the hangar used to store the airplane from a stockholder. The agreement is on a month-to-month basis. The current monthly rent is $4,500 per month. During fiscal years 2003, 2002 and 2001, the Company paid approximately $54,000, $50,000 and $49,000, respectively, for the rental of this property.

12. Current Vulnerability Due to Certain Concentrations

Sales to the Company’s three major customers accounted for 16%, 14% and 14% of net sales during fiscal year 2003, 16%, 15% and 14% of net sales during fiscal year 2002 and 15%, 14% and 14% of net sales during fiscal year 2001. The combined accounts receivable balance for these customers, before any offsets for discounts or uncollectable amounts, totaled $27.6 million and $27.0 million at November 2, 2003 and November 3, 2002, respectively. The loss of any one of these customers could have a materially adverse effect on the Company’s business.

The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company’s credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at November 2, 2003 and November 3, 2002.

13. Litigation

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of any current litigation will not have a material effect upon the results of operations or financial condition of the Company.

14. Segment Information

The Company has two reportable business segments, wholesale and retail sales. The Company’s wholesale sales business consists primarily of seven divisions, Knitwear, Sport, Shoes, Jewelry, Accessories, Fragrance and Home Accessories. For fiscal year 2003, retail sales were primarily generated through the Company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the Company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The Company’s chief operational decision making group is presently comprised of the Co-Chief Executive Officers and the Chief Financial Officer.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

Segment information is summarized as follows for fiscal years 2003, 2002 and 2001:

	Wholesale	Retail	Corporate	Eliminations	Total
	(in thousands)
Fiscal 2003
Net sales	$305,857	$153,844	$—	$(89,558)	$370,143
Segment operating income	58,257	8,425	—	(16,394)	50,288
Segment assets	147,913	76,754	27,002	(17,380)	234,289
Capital expenditures	7,626	13,641	—	—	21,267
Depreciation and amortization	9,881	6,809	—	—	16,690

Fiscal 2002
Net sales	$300,187	$140,095	$—	$(78,048)	$362,234
Segment operating income	63,899	8,693	—	(8,770)	63,822
Segment assets	157,328	61,091	29,319	(11,831)	235,907
Capital expenditures	8,188	9,239	—	—	17,427
Depreciation and amortization	10,688	4,993	—	—	15,681

Fiscal 2001
Net sales	$313,606	$121,850	$—	$(69,535)	$365,921
Segment operating income	70,746	3,773	—	(5,408)	69,111
Segment assets	147,270	56,783	29,932	(11,762)	222,223
Capital expenditures	9,034	4,954	—	—	13,988
Depreciation and amortization	10,967	3,811	—	—	14,778

The following is a comparison of the net sales by product line for fiscal years 2003, 2002 and 2001:

	Fiscal Years
	2003	2002	2001
	(in thousands)
Knitwear	$289,902	$276,038	$291,009
Sport	59,172	61,843	48,081
Gray & Gray	—	703	1,514
Shoes	5,175	5,171	5,645
Jewelry	6,556	7,185	7,025
Accessories	4,816	2,775	3,400
Fragrance	621	618	822
Home Accessories	1,545	1,650	1,902
Coats(1)	1,238	1,428	1,236
Other(2)	1,118	4,823	5,287

Total Net Sales	$370,143	$362,234	$365,921

(1)	These amounts include the sale of coats manufactured by a third party under a license agreement.

(2)	These amounts represent the sale of items in St. John Home stores which are not manufactured by the Company.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

The table below presents information related to geographic areas in which the Company operated during fiscal years 2003, 2002 and 2001:

	Fiscal Years
	2003	2002	2001
	(in thousands)
Net sales:
United States	$333,560	$330,212	$336,088
Asia	24,922	21,202	18,407
Europe	5,962	5,816	6,750
Canada	3,358	2,505	2,203
Other	2,341	2,499	2,473

	$370,143	$362,234	$365,921

15. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the Senior Subordinated Notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no restrictions on the transfer of funds or assets from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flows information for the Parent Company (consisting of St. John Knits International, Incorporated and St. John Knits, Inc.), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of November 2, 2003 and November 3, 2002, and for the years ended November 2, 2003, November 3, 2002 and October 28, 2001.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash, cash equivalents and investments	$18,492	$306	$467	$—	$19,265
Accounts receivable, net	27,017	2,769	1,672		31,458
Inventories (1)	16,082	39,945	4,089		60,116
Deferred income tax benefit	14,956				14,956
Prepaid expenses and other	3,890	1,170	118		5,178
Intercompany accounts receivable	4,628			(4,628)	—

Total current assets	85,065	44,190	6,346	(4,628)	130,973
Property and equipment, net	46,384	31,976	8,767		87,127
Investment in subsidiaries	58,449			(58,449)	—
Receivable from consolidated subsidiaries	22,330			(22,330)	—
Deferred financing costs	6,972				6,972
Deferred income tax benefit	1,920				1,920
Other assets	4,090	1,031	2,176		7,297

Total assets	$225,210	$77,197	$17,289	$(85,407)	$234,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,733	$—	$782	$—	$11,515
Accrued expenses	19,050	2,200	783		22,033
Current portion of long-term debt	18,892				18,892
Accrued interest expense	4,103				4,103
Intercompany accounts payable			4,628	(4,628)	—
Income taxes payable	8,079		(2,557)		5,522

Total current liabilities	60,857	2,200	3,636	(4,628)	62,065
Intercompany payable		10,311	12,019	(22,330)	—
Long-term debt, net of current portion	231,456		299		231,755
Deferred rent	5,465	139			5,604
Deferred income tax liability	151				151

Total liabilities	297,929	12,650	15,954	(26,958)	299,575

Redeemable common stock	26,381				26,381

Total stockholders’ equity (deficit)	(99,100)	64,547	1,335	(58,449)	(91,667)

Total liabilities and stockholders’ equity (deficit)	$225,210	$77,197	$17,289	$(85,407)	$234,289

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash, cash equivalents and investments	$29,418	$2	$716	$—	$30,136
Accounts receivable, net	29,773	37	1,535		31,345
Inventories (1)	51,846	312	2,548		54,706
Deferred income tax benefit	13,384				13,384
Prepaid expenses and other	3,853	1	4		3,858
Intercompany accounts receivable	4,485			(4,485)	—

Total current assets	132,759	352	4,803	(4,485)	133,429
Property and equipment, net	77,931	629	5,202		83,762
Investment in subsidiaries	(6,022)			6,022	—
Receivable from consolidated subsidiaries	14,210			(14,210)	—
Deferred financing costs	8,101				8,101
Deferred income tax benefit	3,217				3,217
Other assets	6,584	24	790		7,398

Total assets	$236,780	$1,005	$10,795	$(12,673)	$235,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,455	$—	$419	$—	$6,874
Accrued expenses	16,403	355	46		16,804
Current portion of long-term debt	9,751		408		10,159
Accrued interest expense	6,352				6,352
Intercompany accounts payable			4,485	(4,485)	—
Income taxes payable	8,374		(1,172)		7,202

Total current liabilities	47,335	355	4,186	(4,485)	47,391
Intercompany payable		9,468	4,742	(14,210)	—
Long-term debt, net of current portion	259,104				259,104
Deferred rent	5,144				5,144

Total liabilities	311,583	9,823	8,928	(18,695)	311,639

Redeemable common stock	54,059				54,059

Total stockholders’ equity (deficit)	(128,862)	(8,818)	1,867	6,022	(129,791)

Total liabilities and stockholders’ equity (deficit)	$236,780	$1,005	$10,795	$(12,673)	$235,907

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FISCAL YEAR ENDED NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$308,709	$50,512	$10,922	$—	$370,143
Cost of sales	127,322	24,101	5,219		156,642

Gross profit	181,387	26,411	5,703	—	213,501
Selling, general and administrative expenses	126,054	29,604	7,555		163,213

Operating income (loss)	55,333	(3,193)	(1,852)	—	50,288
Interest expense	24,395				24,395
Other expense	(394)	(852)	(291)		(1,537)

Income (loss) before income taxes	30,544	(4,045)	(2,143)	—	24,356
Income taxes	11,462	(660)	(1,328)		9,474

Income (loss) before equity in loss of
consolidated subsidiaries	19,082	(3,385)	(815)	—	14,882
Equity in loss of consolidated subsidiaries	(4,200)			4,200	—

Net income (loss)	$14,882	$(3,385)	$(815)	$4,200	$14,882

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FISCAL YEAR ENDED NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$348,516	$5,280	$8,438	$—	$362,234
Cost of sales	146,656	3,333	4,519		154,508

Gross profit	201,860	1,947	3,919	—	207,726
Selling, general and administrative expenses	133,587	4,669	5,648		143,904

Operating income (loss)	68,273	(2,722)	(1,729)	—	63,822
Interest expense	23,674				23,674
Other income (expense)	586	(13)	(215)		358

Income (loss) before income taxes	45,185	(2,735)	(1,944)	—	40,506
Income taxes	18,560	(1,149)	(1,210)		16,201

Income (loss) before equity in loss of
consolidated subsidiaries	26,625	(1,586)	(734)	—	24,305
Equity in loss of consolidated subsidiaries	(2,320)			2,320	—

Net income (loss)	$24,305	$(1,586)	$(734)	$2,320	$24,305

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FISCAL YEAR ENDED OCTOBER 28, 2001

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$351,665	$5,905	$8,351	$—	$365,921
Cost of sales	151,886	3,926	3,673		159,485

Gross profit	199,779	1,979	4,678	—	206,436
Selling, general and administrative expenses	128,370	4,562	4,393		137,325

Operating income (loss)	71,409	(2,583)	285	—	69,111
Interest expense	28,344				28,344
Other income	3,961		76		4,037

Income (loss) before income taxes	47,026	(2,583)	361	—	44,804
Income taxes	19,913	(1,085)	97		18,925

Income (loss) before equity in loss of
consolidated subsidiaries	27,113	(1,498)	264	—	25,879
Equity in loss of consolidated subsidiaries	(1,234)			1,234	—

Net income (loss)	$25,879	$(1,498)	$264	$1,234	$25,879

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:

Net income (loss)	$23,282	$(3,385)	$(815)	$(4,200)	$14,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,022	2,846	822		16,690
Amortization of discount on 12.5% notes due 2009	138				138
Amortization of deferred loan costs	2,102				2,102
Net increase in deferred income tax benefit	(123)				(123)
Loss on disposal of property and equipment	484	660	69		1,213
Partnership losses	872				872
Equity in loss of consolidated subsidiaries	(4,200)			4,200	—
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	1,244	(1,220)	(137)		(113)
Intercompany receivables (net)	(18,191)	9,801	8,390		—
Inventories	1,338	(5,206)	(1,542)		(5,410)
Other current assets	(341)	(527)	(513)		(1,381)
Other assets	171	45	(1,387)		(1,171)
Accounts payable	4,641				4,641
Accrued expenses	2,052	2,765	411		5,228
Accrued interest expense	(1,717)				(1,717)
Income taxes payable	(294)		(1,385)		(1,679)
Deferred rent	321	139			460

Net cash provided by operating activities	24,801	5,918	3,913	—	34,632

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	22				22
Purchase of property and equipment	(10,566)	(6,366)	(4,335)		(21,267)
Sale of short-term investments	7				7
Capital distributions from partnership	440				440

Net cash used in investing activities	(10,097)	(6,366)	(4,335)	—	(20,798)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(9,872)		(420)		(10,292)
Proceeds from bank borrowings	30,000		299		30,299
Redemption of 15.25% subordinated notes	(39,294)				(39,294)
Redemption of redeemable common stock	(5,000)				(5,000)
Financing fees and expenses	(974)				(974)

Net cash used in financing activities	(25,140)	—	(121)	—	(25,261)

Effect of exchange rate changes	276		285		561

Unrealized gain on securities	2				2

Net decrease in cash and cash equivalents	(10,158)	(448)	(258)	—	(10,864)
Beginning balance, cash and cash equivalents	28,659	754	716		30,129

Ending balance, cash and cash equivalents	$18,501	$306	$458	$—	$19,265

Supplemental disclosures of cash flow information:
Cash received for interest income	$440	$—	$—	$—	$440

Cash paid for:
Interest expense	$23,802	$—	$3	$—	$23,805

Income taxes	$11,388	$—	$—	$—	$11,388

Supplemental disclosures of noncash financing activities:

Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

Adjustment of redeemable common stock to fair value	$(22,679)	$—	$—	$—	$(22,679)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:

Net income (loss)	$24,360	$(1,586)	$(679)	$2,210	$24,305
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,320	569	792		15,681
Amortization of discount on 12.5% notes due 2009	141				141
Amortization of deferred loan costs	2,061				2,061
Net increase in deferred income tax benefit	(2,785)				(2,785)
Loss on disposal of property and equipment	145		196		341
Partnership losses	905				905
Equity in loss of consolidated subsidiaries	2,210			(2,210)	—
Cash provided by changes in operating assets and liabilities:
Accounts receivable	(5,458)	54	(428)		(5,832)
Intercompany receivables (net)	(2,192)	(686)	2,878		—
Inventories	(2,904)	1,303	(607)		(2,208)
Other current assets	(245)	89			(156)
Other assets	(767)	36	(124)		(855)
Accounts payable	(2,088)				(2,088)
Accrued expenses	1,000	196	(62)		1,134
Accrued interest expense	1,488				1,488
Income taxes payable	6,438		(1,158)		5,280
Deferred rent	5,144				5,144

Net cash provided by (used in) operating activities	41,773	(25)	808	—	42,556

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	21				21
Purchases of property and equipment	(16,698)	23	(752)		(17,427)
Sale of short-term investments	3				3
Capital distributions from partnership	486				486

Net cash provided by (used in) investing activities	(16,188)	23	(752)	—	(16,917)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(22,344)				(22,344)
Proceeds from bank borrowings			408		408

Net cash provided by (used in) financing activities	(22,344)	—	408	—	(21,936)

Effect of exchange rate changes	290		35		325

Unrealized loss on securities	(3)				(3)

Change in value of hedging transactions	(107)				(107)

Net increase (decrease) in cash and cash equivalents	3,421	(2)	499	—	3,918
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$29,411	$2	$716	$—	$30,129

Supplemental disclosures of cash flow information:
Cash received for interest income	$1,044	$—	$—	$—	$1,044

Cash paid for:
Interest expense	$19,796	$—	$3	$—	$19,799

Income taxes	$15,095	$—	$—	$—	$15,095

Supplemental disclosure of noncash financing activity:

Dividends accrued on mandatorily redeemable preferred stock	$3,458	$—	$—	$—	$3,458

Conversion of mandatorily redeemable preferred stock and accrued dividends to subordinated notes	$38,761	$—	$—	$—	$38,761

Unrealized loss on securities	$(1)	$—	$—	$—	$(1)

Adjustment of redeemable common stock to fair value	$26,928	$—	$—	$—	$26,928

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED OCTOBER 28, 2001

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net Income (loss)	$25,879	$(1,498)	$264	$1,234	$25,879
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization	11,976	276	2,526		14,778
Amortization of discount on 12.5% notes due 2009	140				140
Amortization of deferred loan costs	2,154				2,154
Net increase in deferred income tax benefit	(1,620)				(1,620)
Loss on disposal of property and equipment	112				112
Partnership losses	295				295
Gain on sale of partnership asset	(2,482)				(2,482)
Equity in loss of consolidated subsidiaries	1,234			(1,234)	—
Cash provided by changes in operating assets and liabilities:
Accounts receivable	3,113	107	442		3,662
Intercompany receivables (net)	677	(3,040)	2,363		—
Inventories	(2,759)	2	(574)		(3,331)
Other current assets	(312)	(2)	(1)		(315)
Other assets	(497)	119	241		(137)
Accounts payable	(4,390)				(4,390)
Accrued expenses	3,766	(220)	43		3,589
Accrued interest expense	(3,391)				(3,391)
Income taxes payable	(6,584)	4,387	(440)		(2,637)

Net cash provided by operating activities	27,311	131	4,864	—	32,306

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	7				7
Proceeds from sale of partnership asset	1,225				1,225
Purchases of property and equipment	(9,616)	(227)	(4,145)		(13,988)
Sale of short-term investments	7				7
Capital contributions to partnership	(3,089)				(3,089)
Capital distributions from partnership	77				77

Net cash used in investing activities	(11,389)	(227)	(4,145)	—	(15,761)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(15,018)		(249)		(15,267)
Dividends (paid) received	250		(250)		—
Issuance of common stock	2				2

Net cash used in financing activities	(14,766)	—	(499)	—	(15,265)

Effect of exchange rate changes	2		(305)		(303)

Unrealized loss on securities	(4)				(4)

Unrealized gain on hedging transactions	107				107

Net increase (decrease) in cash and cash equivalents	1,261	(96)	(85)	—	1,080
Beginning balance, cash and cash equivalents	24,729	100	302		25,131

Ending balance, cash and cash equivalents	$25,990	$4	$217	$—	$26,211

Supplemental disclosures of cash flow information:
Cash received during the year for interest income	$892				$892

Cash paid during the year for:
Interest expense	$28,501	$—	$1	$—	$28,502

Income taxes	$22,670	$—	$510	$—	$23,180

Supplemental disclosure of noncash financing activity:
Dividends accrued on mandatorily redeemable preferred stock	$4,873	$—	$—	$—	$4,873

Adjustment of redeemable common stock to fair value	$(1,938)	$—	$—	$—	$(1,938)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2, 2003, November 3, 2002 and October 28, 2001

16. Results by Quarter (Unaudited)

The unaudited results by quarter for fiscal years 2003 and 2002 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended November 2, 2003
Net sales	$98,296	$87,595	$83,524	$100,728
Gross profit	54,681	52,674	48,135	58,010
Net income	5,004	1,947	1,938	5,993
Net income per common share-diluted	0.75	0.29	0.29	0.91
Year ended November 3, 2002
Net sales	$87,965	$92,279	$88,057	$93,933
Gross profit	49,394	53,062	50,582	54,689
Net income	5,867	7,301	5,751	5,386
Net income per common share-diluted	0.70	0.89	0.76	0.80

SCHEDULE II

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 2, 2003, November 3, 2002 and October 28, 2001

	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
Allowance for Uncollectible Accounts:
Fiscal year ended November 2, 2003	$2,316,150	$301,040	$57,423	$2,559,767
Fiscal year ended November 3, 2002	$3,091,498	$(652,344)	$123,004	$2,316,150
Fiscal year ended October 28, 2001	$1,468,278	$1,713,411	$90,191	$3,091,498

Allowance for Excess and Obsolete Inventory:
Fiscal year ended November 2, 2003	$4,565,491	$351,281	$1,892,871	$3,023,901
Fiscal year ended November 3, 2002	$4,107,371	$1,171,525	$713,405	$4,565,491

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2004

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/ KELLY A. GRAY

Kelly A. Gray Co-Chief Executive Officer

By:	/s/ BRUCE FETTER

Bruce Fetter Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KELLY A. GRAY Kelly A. Gray	Director and Co-Chief Executive Officer (Co-Principal Executive Officer)	January 27, 2004

/s/ BRUCE FETTER Bruce Fetter	Director and Co-Chief Executive Officer (Co-Principal Executive Officer)	January 27, 2004

/s/ ROGER G. RUPPERT Roger G. Ruppert	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 27, 2004

/s/ JAMES KELLEY James Kelley	Chairman of the Board	January 27, 2004

/s/ BOB GRAY Bob Gray	Director	January 27, 2004

/s/ MARIE GRAY Marie Gray	Vice Chairman of the Board and Chief Designer	January 27, 2004

/s/ DANIEL O’CONNELL Daniel O’Connell	Director	January 27, 2004

/s/ SANDER LEVY Sander Levy	Director	January 27, 2004

/s/ CHRISTOPHER HENDERSON Christopher Henderson	Director	January 27, 2004

/s/ PHILIP MILLER Philip Miller	Director	January 27, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders covering fiscal 2003.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 2, 1999, among St. John Knits, Inc., SJK Acquisition, Inc., St. John Knits International, Incorporated and Acquisition Corp. (incorporated by reference to Exhibit 2.1 to St. John Knits International’s Registration Statement on Form S-4 dated March 1, 1999).

3.1	Restated Certificate of Incorporation of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.1 to St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

3.2	By-Laws of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to St. John Knits International’s Registration Statement on Form S-4 dated May 17, 1999).

3.3	Certificate of Amendment of Certificate of Designations (incorporated by reference to Exhibit 3.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended April 28, 2002).

4.1	Indenture, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, the guarantors named therein and The Bank of New York, as the trustee (incorporated by reference to Exhibit (a)(2) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

4.2	Form of 12.5% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto).

4.3	Exchange and Registration Rights Agreement, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, St. John Knits, Inc., St. John Italy, Inc., St. John Trademarks, Inc., St. John Home, LLC, Chase Securities Inc., Bear, Stearns & Co. Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit 4.3 to St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

4.4	Subscription Agreement, dated as of July 7, 1999, between St. John Knits International, Incorporated and Vestar/SJK Investors LLC, relating to the 15.25% Exchangeable Preferred Stock due 2010 of St. John Knits International, Incorporated (incorporated by reference to Exhibit 4.5 of St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

4.5	Modification Agreement (incorporated by reference to Exhibit 4.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended April 28, 2002).

4.6	15.25% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended July 28, 2002).

4.7	15.25% Senior Subordinated Guarantee (incorporated by reference to Exhibit 4.2 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended July 28, 2002).

10.1	Credit Agreement, dated July 7, 1999, by and among the Company, the Lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit (a)(1) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

10.2	Voting Agreement, dated as of February 2, 1999, among Vestar Capital Partners III, L.P., Vestar/Gray LLC and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to St. John Knits International’s Registration Statement on Form S-4 dated March 1, 1999).

10.3	Stockholders’ Agreement, dated July 7, 1999, by and among the Company, SJK, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the members of Vestar/Gray Investors LLC signatory thereto (incorporated by reference to Exhibit 99.3 of St. John Knits International’s Form 8-K dated July 7, 1999).

10.4	Amended and Restated Limited Liability Company Agreement of Vestar/SJK Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.4 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.5	Management Agreement among St. John Knits, Inc., St. John Knits International, Incorporated and Vestar Capital Partners (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to St. John Knits International’s Registration Statement on Form S-4 dated April 28, 1999).

10.5	Not used

10.7	Superior Court of the State of California County of Orange, Central Justice Center Minute Order, dated April 30, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to St. John Knits International’s Registration Statement on Form S-4 dated May 17, 1999).

10.8	Lease Amendment Agreement dated April 1, 1997 between St. John Knits, Inc. and G.M. Properties (increasing the space of the corporate headquarters, warehousing and manufacturing facility) (incorporated by reference to Exhibit 10.1 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.9	Agreement of Lease dated as of December 31, 1995 by and between St. John Knits, Inc. and Rolex Realty Company, Inc. (New York Boutique) (incorporated by reference to Exhibit 10.3 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.10	Lease dated June 1, 1986 between G.M. Properties and St. John Knits, Inc. (Corporate Headquarters) (incorporated by reference to Exhibit 10.4 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.11	Industrial Real Estate Lease dated November 13, 1985 between Alhambra Partners, a California Limited Partnership, and St. John Knits, Inc., together with Amendment No. 1 to Industrial Real Estate Lease dated November 13, 1985 and Option to Extend Term dated November 13, 1985 (Assembling, Sewing) (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.12	Agreement of Lease dated January 11, 1991 by and between Rolex Realty Company, Inc. and St. John Knits, Inc. together with Lease Modification Agreement dated January 11, 1991 and Second Lease Modification Agreement dated April 12, 1991 (New York Boutique) (incorporated by reference to Exhibit 10.9 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.13	Amended and Restated Agreement of Limited Partnership of SJA 1&2, Ltd. dated November 2, 1993 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. (incorporated by reference to Exhibit 10.13 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.14	Not used.

10.15	Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Marie St. John Gray (incorporated by reference to Exhibit 10.4 to St. John Knits, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).**

10.16	Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Kelly A. Gray (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).**

10.17	Employment Agreement dated as of January 1, 2001 between St. John Knits, Inc. and Bruce Fetter (incorporated by reference to Exhibit 10.17 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).**

10.18	Not used.

10.19	St. John Knits, Inc. Employees’ Profit Sharing Plan dated as of August 21, 1995 (incorporated by reference to Exhibit 10.18 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).**

10.20	Aircraft Lease dated October 18, 2001 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd. Trust (Lease for Company airplane) (incorporated by reference to Exhibit 10.20 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).

10.21	Form of Indemnity Agreement by and between St. John Knits, Inc., St. John Knits International, Incorporated and each of their directors and officers (incorporated by reference to Exhibit 10.21 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.22	Distribution Agreement dated June 11, 1997 by and between St. John Knits, Inc. and Gary Farn, Ltd. (incorporated by reference to Exhibit 10.26 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.23	General Partnership Agreement of St. John-Varian Development Company dated April 3, 1995 by and between St. John Knits, Inc. and Varian Associates, a California General Partnership (incorporated by reference to Exhibit 10.28 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.24	Lease Agreement dated April 3, 1995 by and between St. John Knits, Inc. and St. John-Varian Development Company (Knitting, Sewing, Finishing, Shipping, Administrative Offices) (incorporated by reference to Exhibit 10.29 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.25	First Amendment to Employment Agreement, effective as of November 5, 2001, between Bruce Fetter and St. John Knits, Inc. (incorporated by reference to Exhibit 10.25 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).**

10.26	Lease Extension Agreement dated November 20, 2000 between St. John Knits, Inc. and G.M. Properties (extending the lease for a manufacturing facility) (incorporated by reference to Exhibit 10.26 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).

10.27	Lease Extension Agreement dated as of November 20, 2000 between St. John Knits, Inc. and Alhambra Partners (extending the lease for one of the Company’s assembling and sewing facilities) (incorporated by reference to Exhibit 10.27 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).

10.28	License and Distribution Agreement dated as of August 1, 1997 between St. John Knits, Inc. and St. John Co., Ltd. (incorporated by reference to Exhibit 10.35 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.29	Not used.

10.30	Not used.

10.31	Sales Representative Agreement dated November 13, 1996 by and between St. John Knits, Inc. and Hilda Chang (incorporated by reference to Exhibit 10.43 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.32	Unit Price Construction Agreement between St. John de Mexico, S.A. de C.V. and Administration Tijuana Industrial, S.A. de C.V. (incorporated by reference to Exhibit 10.50 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.33	Not used.

10.34	Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Bob Gray (incorporated by reference to Exhibit 10.34 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.35	Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Marie St. John Gray (incorporated by reference to Exhibit 10.35 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.36	Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Kelly A. Gray (incorporated by reference to Exhibit 10.36 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.37	First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Kelly A. Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.38	First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Marie St. John Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.39	Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan, executed May 15, 2000 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.40	Amendment, dated May 15, 2000, to the Management Stockholders’ Agreement dated as of September 21, 1999 among St. John Knits International, Incorporated, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the Management Investors (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).

10.41	Not used.

10.42	Separation and General Release Agreement, effective as of October 16, 2001, between Hugh Mullins and St. John Knits, Inc. (incorporated by reference to Exhibit 10.42 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).**

10.43	Amendment to the Amended and Restated Limited Liability Company Agreement of Vestar/Gray Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 29, 2001).

10.44	Amended to the Stockholders’ Agreement dated July 7, 1999, by and among the Company, SJK and Vestar/Gray Investors, LLC (incorporated by reference to Exhibit 10.2 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 29, 2001).

10.45	Second Amendment to Amended and Restated Employment Agreement, effective as of September 24, 2002, between Marie St. John Gray and St. John Knits, Inc.**

10.46	Third Amendment to Amended and Restated Employment Agreement, effective as of January 9, 2003, between Marie St. John Gray and St. John Knits, Inc.**

10.47	Second Amendment to Amended and Restated Employment Agreement, effective as of September 24, 2002, between Kelly A. Gray and St. John Knits, Inc.**

10.48	Third Amendment to Amended and Restated Employment Agreement, effective as of January 9, 2003, between Kelly A. Gray and St. John Knits, Inc.**

10.49	Second Amendment to Amended and Restated Employment Agreement, effective as of November 4, 2002, between Bruce Fetter and St. John Knits, Inc.**

10.50	Separation Agreement between St. John Knits International, Incorporated and Bob Gray, effective as of November 3, 2002.**

10.51	Amended and Restated Separation Agreement between St. John Knits International, Incorporated and Bob Gray, effective as of November 3, 2002.**

10.52	Consulting Agreement between St. John Knits, Inc. and Bob Gray, effective as of November 4, 2002.**

10.53	Amended and Restated Consulting Agreement between St. John Knits, Inc. and Bob Gray effective as of November 4, 2002.**

10.54	Agreement of intent of sell SJKI common stock by and between St. John Knits International, Incorporated and Bob Gray, dated November 7, 2002.

21.1*	List of subsidiaries

31.1*	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.3*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

*	Filed herewith

**	Management Contract or Compensation Plan