Form 10-Q
period 2004-02-01
ST JOHN KNITS INTERNATIONAL INC
filed 2004-03-17
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2004

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

Yes ☐ No ☑

The number of outstanding shares of Registrant’s Common Stock, par value $0.01 per share, was 6,456,619 shares as of March 15, 2004.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	February 1, 2004	November 2, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,713,604	$19,265,499
Accounts receivable, net	23,851,451	31,458,163
Inventories	64,672,537	60,116,314
Deferred income tax benefit	14,955,723	14,955,723
Other	5,758,311	5,177,772

Total current assets	133,951,626	130,973,471

Property and equipment:
Machinery and equipment	70,057,248	69,691,007
Leasehold improvements	54,454,972	54,004,212
Buildings	23,763,875	25,717,272
Furniture and fixtures	17,161,934	16,600,716
Land	8,447,311	8,798,320
Construction in progress	664,765	707,005

	174,550,105	175,518,532
Less - Accumulated depreciation and amortization	92,028,311	88,391,898

	82,521,794	87,126,634

Deferred financing costs, net	6,422,134	6,972,572
Deferred income tax benefit	1,919,697	1,919,697
Other assets	7,027,066	7,296,645

	$231,842,317	$234,289,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,887,939	$11,515,439
Accrued expenses	22,201,539	22,032,299
Current portion of long-term debt	21,551,860	18,892,088
Accrued interest expense	1,029,589	4,102,795
Income taxes payable	5,535,082	5,522,444

Total current liabilities	61,206,009	62,065,065

Long-term debt, net of current portion (Note 5)	223,593,008	231,755,065
Deferred rent	5,747,196	5,603,938
Deferred income tax liability	151,233	151,233

Total liabilities	290,697,446	299,575,301

Redeemable common stock, par value $0.01 per share; issued and outstanding - 879,362 shares	24,402,295	26,380,860

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized - 10,000,000 shares, issued and outstanding - 5,577,257 shares	55,772	55,772
Additional paid-in capital	117,750,983	115,772,005
Cumulative translation adjustment	1,092,808	735,172
Unrealized loss on securities	(42,012)	(42,012)
Accumulated deficit	(202,114,975)	(208,188,079)

Total stockholders’ deficit	(83,257,424)	(91,667,142)

	$231,842,317	$234,289,019

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Thirteen Weeks Ended
	February 1, 2004	February 2, 2003
Net sales	$103,626,353	$98,295,641
Cost of sales	47,330,955	43,614,186

Gross profit	56,295,398	54,681,455
Selling, general and administrative expenses	43,233,143	39,318,047

Operating income	13,062,255	15,363,408
Interest expense	5,556,564	6,606,570
Other income (expense)	114,021	(251,676)

Income before income taxes	7,619,712	8,505,162
Income taxes	1,546,194	3,501,069

Net income	$6,073,518	$5,004,093

Comprehensive income, net of tax:
Net income	$6,073,518	$5,004,093
Foreign currency translation adjustments	357,636	6,883
Unrealized gain on securities	—	1,257

Comprehensive income	$6,431,154	$5,012,233

Earnings per common share:
Basic	$0.94	$0.77

Diluted	$0.94	$0.75

Shares used in the calculation of earnings per common share:
Basic	6,456,619	6,461,490

Diluted	6,456,619	6,689,235

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen Weeks Ended
	February 1, 2004	February 2, 2003
Cash flows from operating activities:
Net income	$6,073,518	$5,004,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,253,362	4,424,701
Amortization of discount on 12.5% notes due 2009	34,600	34,599
Amortization of deferred financing costs	550,438	502,648
(Gain) loss on disposal of property and equipment	(87,701)	177,340
Partnership losses	215,542	219,827
Increase in deferred rent	143,258	179,862
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,606,712	6,431,747
(Increase) decrease in inventories	(4,556,223)	6,086,228
Increase in other current assets	(580,539)	(1,009,703)
(Increase) decrease in other assets	(71,559)	108,130
Decrease in accounts payable	(627,500)	(257,460)
Increase in accrued expenses	169,240	379,183
Decrease in accrued interest expense	(3,073,206)	(4,131,157)
Increase in income taxes payable	12,638	1,272,424

Net cash provided by operating activities	10,062,580	19,422,462

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,147,820	20,000
Purchase of property and equipment	(1,603,834)	(2,505,090)
Capital distributions from partnership	120,000	120,000

Net cash provided by (used in) investing activities	663,986	(2,365,090)

Cash flows from financing activities:
Principal payments of long-term debt	(5,548,712)	(2,075,847)
Redemption of redeemable common stock	—	(5,000,000)

Net cash used in financing activities	(5,548,712)	(7,075,847)

Effect of exchange rate changes	270,251	11,699

Net increase in cash and cash equivalents	5,448,105	9,993,224
Beginning balance, cash and cash equivalents	19,265,499	30,129,208

Ending balance, cash and cash equivalents	$24,713,604	$40,122,432

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended
	February 1, 2004	February 2, 2003
Supplemental disclosures of cash flow information:
Cash received for interest income	$85,566	$131,780

Cash paid for:
Interest expense	$8,031,312	$10,183,944

Income taxes	$1,554,459	$2,227,812

Supplemental disclosures of noncash financing and investing activities:
Conversion of accrued interest to subordinated notes	$—	$532,961

Unrealized gain on securities	$—	$2,136

Adjustment of redeemable common stock to fair value	$(1,978,565)	$(1,948,570)

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Company Operations

The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated (“SJKI”) and its subsidiaries, including St. John Knits, Inc. (“St. John”), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. SJKI and its subsidiaries are collectively referred to herein as “the Company”. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 2, 2003 as filed with the Securities and Exchange Commission on January 31, 2004.

The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending October 31, 2004.

Company Operations

The Company is a leading designer, manufacturer and marketer of women’s clothing and accessories. The Company’s products are distributed primarily through specialty retailers and company-owned retail boutiques and outlet stores in the United States and internationally. All intercompany and interdivisional transactions and accounts have been eliminated.

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were February 1, 2004 and February 2, 2003.

Dividends

SJKI has not paid any cash dividends to its common stockholders since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future.

2. Stock Option Plan

The Company has one stock-based employee compensation plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “Plan”). Options granted under the Plan are nonstatutory stock options. The exercise price of the stock options represents the estimated fair market value of the Company’s common stock on the date of grant. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan have an exercise price equal to the estimated fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended
	February 1, 2004	February 2, 2003
Net income, as reported	$6,073,518	$5,004,093
Less: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	112,287	142,814

Pro forma net income	$5,961,231	$4,861,279

Earnings per common share:
Basic – as reported	$0.94	$0.77
Basic – pro forma	$0.92	$0.75
Diluted – as reported	$0.94	$0.75
Diluted – pro forma	$0.92	$0.73

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

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Thirteen Weeks Ended
	February 1, 2004	February 2, 2003
Weighted average shares outstanding	6,456,619	6,461,490
Add: dilutive effect of stock options	—	227,745

Shares used to calculate diluted earnings per share	6,456,619	6,689,235

4. Inventories

Inventories are comprised of the following:

	February 1, 2004	November 2, 2003
Raw materials	$16,194,737	$14,432,876
Work-in-process	11,926,169	9,920,428
Finished products	36,551,631	35,763,010

	$64,672,537	$60,116,314

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5. Long-term Debt

Long-term debt consists of the following:

	February 1, 2004	November 2, 2003
Senior credit facility:
Tranche A	$23,293,849	$28,174,234
Tranche B	120,966,826	121,629,146

	144,260,675	149,803,380
Senior subordinated 12.5% notes, net of discount	99,254,266	99,219,666
Other	1,629,927	1,624,107

	254,144,868	250,647,153
Less – Current portion	21,551,860	18,892,088

	$223,593,008	$231,755,065

6. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (R) (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 (R) clarifies the application of ARB 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 applies immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN 46 and FIN 46 (R) will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21,

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

“Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, nor its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

7. Commitments and Contingencies

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.6 million of letters of credit outstanding at February 1, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

8. Segment Information

The Company has two reportable business segments, wholesale and retail sales. The Company’s wholesale sales business consists primarily of seven divisions; Knitwear, Sport, Shoes, Jewelry, Accessories, Fragrance and Home Accessories. Retail sales were primarily generated through the Company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the Company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The Company’s chief operational decision making group is presently comprised of the Co-Chief Executive Officers and the Chief Financial Officer.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total
	(in thousands)
First Quarter Fiscal 2004
Net sales	$84,219	$46,177	$(26,770)	$103,626
Operating income	17,279	607	(4,824)	13,062
Capital expenditures	759	845	—	1,604
Depreciation and amortization	2,428	1,825	—	4,253
First Quarter Fiscal 2003
Net sales	$79,674	$40,984	$(22,362)	$98,296
Operating income	16,149	2,716	(3,502)	15,363
Capital expenditures	1,329	1,176	—	2,505
Depreciation and amortization	2,520	1,905	—	4,425

9. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). During the third quarter of fiscal 2003, the Company set up a new entity to hold its retail operations. The new company operates under the name of St. John Apparel, LLC and is a Guarantor Subsidiary. The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of February 1, 2004 and November 2, 2003, and for the 13 weeks ended February 1, 2004 and February 2, 2003.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

FEBRUARY 1, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash, cash equivalents and investments	$23,249	$524	$941	$—	$24,714
Accounts receivable, net	19,547	2,768	1,536		23,851
Inventories (1)	21,568	38,503	4,601		64,672
Deferred income tax benefit	14,956				14,956
Other	4,582	1,041	135		5,758
Intercompany accounts receivable	6,633			(6,633)	—

Total current assets	90,535	42,836	7,213	(6,633)	133,951
Property and equipment, net	42,789	30,945	8,788		82,522
Investment in subsidiaries	58,655			(58,655)	—
Receivable from consolidated subsidiaries	21,437			(21,437)	—
Deferred financing costs	6,422				6,422
Deferred income tax benefit	1,920				1,920
Other assets	3,752	1,036	2,239		7,027

Total assets	$225,510	$74,817	$18,240	$(86,725)	$231,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,700	$—	$188	$—	$10,888
Accrued expenses	18,853	2,540	808		22,201
Current portion of long-term debt	21,552				21,552
Accrued interest expense	1,030				1,030
Intercompany accounts payable			6,633	(6,633)	—
Income taxes payable	8,437		(2,902)		5,535

Total current liabilities	60,572	2,540	4,727	(6,633)	61,206
Intercompany payable		9,268	12,169	(21,437)	—
Long-term debt, net of current portion	223,282		311		223,593
Deferred rent	5,406	341			5,747
Deferred income tax liability	151				151

Total liabilities	289,411	12,149	17,207	(28,070)	290,697

Redeemable common stock	24,402				24,402

Total stockholders’ equity (deficit)	(88,303)	62,668	1,033	(58,655)	(83,257)

Total liabilities and stockholders’ equity (deficit)	$225,510	$74,817	$18,240	$(86,725)	$231,842

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

(1)	Inventories are shown at cost for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED FEBRUARY 1, 2004

(UNAUDITED)

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
Net sales	$54,179	$45,747	$3,700	$—	$103,626
Cost of sales	21,035	24,452	1,844		47,331

Gross profit	33,144	21,295	1,856	—	56,295
Selling, general and administrative expenses	17,722	23,134	2,377		43,233

Operating income (loss)	15,422	(1,839)	(521)	—	13,062
Interest expense	5,556				5,556
Other income (expense)	185	(40)	(31)		114

Income (loss) before income taxes	10,051	(1,879)	(552)	—	7,620
Income taxes	1,890	—	(344)		1,546

Income (loss) before equity in loss of consolidated subsidiaries	8,161	(1,879)	(208)	—	6,074
Equity in loss of consolidated subsidiaries	(2,087)			2,087	—

Net income (loss)	$6,074	$(1,879)	$(208)	$2,087	$6,074

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTEEN WEEKS ENDED FEBRUARY 1, 2004

(UNAUDITED)

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$10,248	$(1,879)	$(208)	$(2,087)	$6,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,166	1,801	286		4,253
Amortization of discount on 12.5% notes due 2009	35				35
Amortization of deferred loan costs	550				550
(Gain) loss on disposal of property and equipment	(132)	44			(88)
Partnership losses	215				215
Deferred rent	(59)	202			143
Equity in loss of consolidated subsidiaries	(2,087)			2,087	—
Changes in operating assets and liabilities:
Accounts receivable	7,471	1	135		7,607
Intercompany receivables (net)	1,130	(1,043)	(87)		—
Inventories	(5,486)	1,442	(512)		(4,556)
Other current assets	(688)	128	(21)		(581)
Other assets	(7)	(5)	(59)		(71)
Accounts payable	(627)				(627)
Accrued expenses	(1,685)	341	1,513		169
Accrued interest expense	(3,073)				(3,073)
Income taxes payable	357		(344)		13

Net cash provided by operating activities	8,328	1,032	703	—	10,063

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2,148				2,148
Purchase of property and equipment	(584)	(813)	(207)		(1,604)
Capital distributions from partnership	120				120

Net cash used in investing activities	1,684	(813)	(207)	—	664

FINANCING ACTIVITIES:
Principal payments of long-term debt	(5,549)				(5,549)

Net cash used in financing activities	(5,549)	—	—	—	(5,549)

Effect of exchange rate changes	217		53		270

Net increase in cash and cash equivalents	4,680	219	549		5,448
Beginning balance, cash and cash equivalents	18,492	306	467		19,265

Ending balance, cash and cash equivalents	$23,172	$525	$1,016	$—	$24,713

Supplemental disclosures of cash flow information:
Cash received for interest income	$86	$—	$—	$—	$86

Cash paid for:
Interest expense	$8,028	$—	$3	$—	$8,031

Income taxes	$1,554	$—	$—	$—	$1,554

Supplemental disclosures of noncash financing activities:
Adjustment of redeemable common stock to fair value	$(1,979)	$—	$—	$—	$(1,979)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTEEN WEEKS ENDED FEBRUARY 2, 2003

(UNAUDITED)

	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$5,004	$(528)	$(50)	$578	$5,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,650	629	146		4,425
Amortization of discount on 12.5% notes due 2009	35				35
Amortization of deferred loan costs	503				503
Loss on disposal of property and equipment	177				177
Partnership losses	220				220
Deferred rent	180				180
Equity in loss of consolidated subsidiaries	578			(578)	—
Changes in operating assets and liabilities:
Accounts receivable	6,421	24	(13)		6,432
Intercompany receivables (net)	(370)	(663)	1,033		—
Inventories	5,897	292	(103)		6,086
Other current assets	(991)	1	(20)		(1,010)
Other assets	88	24	(4)		108
Accounts payable	(258)				(258)
Accrued expenses	226	219	(66)		379
Accrued interest expense	(4,131)				(4,131)
Income taxes payable	1,449		(177)		1,272

Net cash provided by (used in) operating activities	18,678	(2)	746	—	19,422

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	20				20
Purchase of property and equipment	(2,505)				(2,505)
Capital distributions from partnership	120				120

Net cash used in investing activities	(2,365)	—	—	—	(2,365)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(1,992)		(84)		(2,076)
Redemption of redeemable common stock	(5,000)				(5,000)

Net cash used in financing activities	(6,992)	—	(84)	—	(7,076)

Effect of exchange rate changes	13		(1)		12

Net increase (decrease) in cash and cash equivalents	9,334	(2)	661	—	9,993
Beginning balance, cash and cash equivalents	29,411	2	716		30,129

Ending balance, cash and cash equivalents	$38,745	$—	$1,377	$—	$40,122

Supplemental disclosures of cash flow information:
Cash received for interest income	$132	$—	$—	$—	$132

Cash paid for:
Interest expense	$10,182	$—	$2	$—	$10,184

Income taxes	$2,228	$—	$—	$—	$2,228

Supplemental disclosures of noncash activities:
Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

Adjustment of redeemable common stock to fair value	$(1,949)	$—	$—	$—	$(1,949)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“First Quarter”)
	February 1, 2004	February 2, 2003
Net sales	100.0%	100.0%
Cost of sales	45.7	44.4

Gross profit	54.3	55.6
Selling, general and administrative expenses	41.7	40.0

Operating income	12.6	15.6
Interest expense	5.4	6.7
Other income (expense)	0.1	(0.3)

Income before income taxes	7.3	8.6
Income taxes	1.5	3.5

Net income	5.8%	5.1%

First Three Months of Fiscal 2004 Compared to First Three Months of Fiscal 2003

Net sales for the first three months of fiscal 2004 increased by $5.3 million, or 5.4% as compared to the first three months of fiscal 2003. This increase was principally attributable to (i) an increase in sales by company-owned retail boutiques of approximately $4.1 million, partially due to the relocation of two existing retail boutiques located in Beverly Hills, California and Chicago, Illinois and the addition of two new retail boutiques which were opened after the end of the first quarter of fiscal 2003, (ii) an increase in sales by company-owned retail outlet stores of approximately $2.3 million, primarily due to the addition of three new retail outlet stores which were opened after the end of the first quarter of fiscal 2003 and (iii) an increase in international sales of approximately $1.5 million. These increases were partially offset by a decrease in sales to domestic wholesale customers of approximately $1.4 million and a decrease in sales of approximately $1.2 million for the St. John Home stores, which were closed during the first six months of fiscal 2003. Sales for company-owned retail boutiques open at least one year increased 10.4% during the first three months of fiscal 2004 as compared to the first three months of fiscal 2003. The overall increase in net sales was the result of an increase in the average selling price of the Company’s products.

Gross profit for the first three months of fiscal 2004 increased by $1.6 million, or 3.0% as compared with the first three months of fiscal 2003, however, it decreased as a percentage of net sales to 54.3% from 55.6%. This decrease as a percentage of net sales was primarily the result of a decrease in the gross profit margin for the Knit product line due to a change in the mix of the products being manufactured and sold, increased labor costs and production inefficiencies incurred during the first quarter of fiscal 2004 related to the closure of one of the Company’s production facilities, combined with a decrease in the gross profit margin for the company-owned retail boutiques primarily due to an increase in point of sale markdowns. These decreases were partially offset by an increase in the gross profit margin resulting from increased sales at the company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

Selling, general and administrative expenses for the first three months of fiscal 2004 increased by $3.9 million, or 10.0% over the first three months of fiscal 2003, and increased as a percentage of net sales to 41.7% from 40.0%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase of approximately $3.2 million resulting from the opening of two new retail boutiques, the relocation of three retail boutiques, the expansion of two retail boutiques and the opening of three retail outlet stores since the end of the first quarter of fiscal 2003, (ii) an increase in costs related to the Company’s expanding operations in Japan of approximately $0.7 million and (iii) approximately $0.5 million in costs related to the closure of one of the Company’s manufacturing facilities during the first quarter of fiscal 2004.

Operating income for the first three months of fiscal 2004 decreased by $2.3 million, or 15.0% as compared to the first three months of fiscal 2003. Operating income as a percentage of net sales decreased to 12.6% from 15.6% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin and an increase in selling, general and administrative expenses as a percentage of net sales for the period.

Interest expense for the first three months of fiscal 2004 decreased by $1.1 million, or 15.9% from the first three months of fiscal 2003. This decrease was due to the retirement of the Company’s senior subordinated 15.25% notes during May 2003. These notes were paid off using the proceeds from an additional borrowing of $30.0 million under the Company’s credit agreements and cash on hand.

Income taxes for the first three months of fiscal 2004 decreased by $2.0 million from the first three months of fiscal 2003. The tax rate decreased from 41.2% to 20.3% during the same period. This decrease was primarily due to an adjustment recorded during the first quarter of fiscal 2004 to reduce the Company’s tax liability for potential income tax audit issues which were resolved during the period. The Company anticipates an income tax rate of approximately 39% for the remainder of fiscal 2004.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first three months of fiscal 2004, cash provided by operating activities was $10.1 million. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund an increase in inventories and a decrease in accrued interest expense resulting from the interest payment made on the 12.5% senior subordinated notes. The decrease in accounts receivable was primarily due to lower wholesale sales in January 2004 as compared to October 2003 and partially due to an increase in the liability for payments to some of the Company’s major customers for markdowns, due to the timing of the payments. The increase in inventory was primarily due to an increase in the inventory of raw materials and work in process at the Company’s manufacturing facilities. Cash provided by investing activities was $0.7 million during the first three months of fiscal 2004. The principal source of cash provided by investing activities was the sale and subsequent leaseback of the Company’s manufacturing facility located in San Ysidro, California, while the principal use of cash in investing activities was for the construction of leasehold improvements for scheduled upgrades to company-owned retail boutiques, the construction of leasehold improvements for scheduled new, relocated or expanded retail boutiques and costs incurred to upgrade the Company’s computer systems. Cash used in financing activities was $5.5 million during the first three months of fiscal 2004, resulting from scheduled payments made on the Company’s long-term debt and a prepayment of $1.9 million.

As of February 1, 2004, the Company had approximately $72.7 million in working capital and $24.7 million in cash and cash equivalents. The Company’s principal source of liquidity is internally generated funds. As part of its credit facility with a syndicate of banks, the Company also has a $25.0 million revolving commitment, which expires on July 31, 2005. The revolving commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (4.0% at February 1, 2004) plus 1.75% or LIBOR (1.125% at February 1, 2004) plus 2.75%. The availability of funds under the revolving commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of February 1, 2004, the Company was in compliance with all covenants and no amounts were outstanding under the revolving commitment. The Company had $15.6 million of letters of credit outstanding at February 1, 2004 which reduces the amount available under the revolving commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

Total debt outstanding decreased $5.5 million to $245.1 million during the three months ended February 1, 2004. This decrease was due to scheduled principal payments and a prepayment of $1.9 million. The Company’s outstanding debt was comprised of bank borrowings of $145.9 million and senior subordinated 12.5% notes (“12.5% notes”) of $100.0 million, excluding the unamortized issue discount of $0.8 million.

The Company is currently negotiating to sell and lease back four company-owned facilities located in Irvine, California. If consummated, it is expected that the transaction would result in net proceeds of approximately $20.0 million. The Company will use any net proceeds to prepay a portion of its bank borrowings. The Company would lease these properties back for a period of 15 years with initial annual lease payments of approximately $1.7 million, increasing over the life of the lease.

The Company’s primary ongoing cash expenditures are for debt service and the purchase of property and equipment. The Company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The Company believes it will be able to finance its debt service and capital expenditure requirements with internally generated funds and availability under the revolving credit facility through fiscal 2005. Beyond fiscal 2005, the Company will have a significant increase in the principal payments required on its bank borrowings resulting from the maturity of its senior credit facilities. As a result, the Company may seek to raise additional capital or refinance such debt in order to satisfy its obligations. The Company’s ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.6 million of letters of credit outstanding at February 1, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company anticipates purchasing property and equipment of approximately $15.5 million during the remainder of fiscal 2004, but is not contractually committed to do so. The estimated $15.5 million will be used principally for (i) the construction of leasehold improvements for the expansion or relocation of five of the Company’s retail boutiques, (ii) upgrades to the Company’s manufacturing operations, (iii) the construction of St. John shops within the Company’s major wholesale customer locations and (iv) upgrades to the Company’s computer systems.

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

SJKI has not paid any cash dividends since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future. SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities and 12.5% notes.

The Company’s EBITDA (EBITDA generally represents the net income of the Company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) as defined in its credit agreement for its senior secured credit facilities was approximately $17.7 million and $20.0 million for the first three months of fiscal 2004 and 2003, respectively. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the Company’s credit agreement, including a maximum leverage ratio and minimum fixed charge and interest expense coverage ratios. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as adjusted per the terms of the credit agreement) for the first quarter of fiscal years 2004 and 2003:

	Thirteen Weeks Ended
	February 1, 2004	February 2, 2003
	(in thousands)
Net income	$6,074	$5,004
Income taxes	1,546	3,501
Interest expense	5,557	6,607
Other (income) expense	(114)	251
Depreciation and amortization	4,253	4,425
Deferred rent expense	143	180
Licensing income	142	—
Accrued letter of credit fees	113	—

Adjusted EBITDA	$17,714	$19,968

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements within the meaning of Securities and Exchange Commission regulation S-K Item 303(a)(4).

Credit Facility

The Company is a party to a credit agreement with a syndicate of banks, which initially provided for an aggregate principal amount of loans totaling $215.0 million. The credit agreement consists of three facilities: (i) tranche A facility totaling $75.0 million which matures July 31, 2005, (ii) tranche B facility totaling $115.0 million which matures July 31, 2007 and (iii) the revolving credit facility totaling $25.0 million which matures July 31, 2005.

Borrowings under the tranche A facility and the revolving credit facility bear interest at a floating rate, which is based upon the leverage ratio of the Company, but cannot exceed the bank’s borrowing rate plus 1.75% or LIBOR plus 2.75%. Borrowings under the tranche B facility bear interest at a floating rate, which is also based upon the leverage ratio of the Company, but cannot exceed the bank’s borrowing rate plus 2.75% or LIBOR plus 3.75%. In addition, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility of up to 0.5% per year.

Borrowings under the tranche A facility began to mature quarterly on November 2, 1999, while borrowings under the tranche B facility began to mature quarterly on November 2, 2000. The credit agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of the tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 75% of excess cash flow (as defined in the Company’s credit agreement); (ii) 75% of the net cash proceeds of a permitted asset sale (as defined in the Company’s credit agreement) and (iii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company’s financial performance).

The obligations of the Company under the credit agreement are guaranteed by each domestic subsidiary of the Company, and to the extent no adverse tax consequences would result from such guarantees, each foreign subsidiary of the Company. The credit agreement and the related guarantees are secured by (i) a pledge of 100% of the capital stock of each domestic subsidiary of the Company and 65% of each foreign subsidiary of the Company and (ii) a security interest in, and mortgage on, substantially all the assets of the Company and each domestic subsidiary of the Company and to the extent no adverse tax consequences would result therefrom, each foreign subsidiary of the Company.

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Each ratio is calculated using EBITDA. In the event of non-compliance with any of these ratios, the Company would be in default under the credit agreement. The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At February 1, 2004, the Company was in compliance with all covenants.

Senior Subordinated 12.5% Notes

In addition to the credit facilities described above, the Company has $100.0 million of 12.5% notes outstanding. The 12.5% notes are unsecured and mature on July 1, 2009. The 12.5% notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on such notes is payable semiannually to the holders of record. The notes are subject to redemption by the Company on or after July 1, 2004 at a premium starting at 6.25% and decreasing to zero at July 1, 2008. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default.

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

The value of the Company’s redeemable common stock, as reported on the Company’s Consolidated Balance Sheets, decreased from $26.4 million at November 2, 2003 to $24.4 million at February 1, 2004. This reduction was due to a decrease in the fair market value of the Company’s common stock.

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

Foreign Currency Translation

The Company sells its products to customers located in various parts of Europe in the customers’ local currencies, Euros and British Pounds. The Company also purchases its shoes, leather goods and other raw material items from vendors located in Europe in Euros. Fluctuations in the exchange rates can have an effect on the sales revenues and expenses recorded in connection with such transactions. For fiscal years 2004 and 2003, the Company made the decision to stop its hedging of such foreign currencies and to allow its sales and purchases to act as a natural hedge. This decision was based upon the fact that the sales and purchases made in the foreign currencies were similar in amounts over each of the fiscal years. If these amounts vary in the future or if the Company changes its policy on hedging for these currencies, it could affect the Company’s reported results.

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

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the first quarter of fiscal year 2004.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates”, “believes”, “estimates”, “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2004, (ii) the Company’s belief that it will be able to fund its debt service, working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility and (iii) the Company’s anticipation that it will not pay cash dividends on its common stock in the future.

These forward looking statements are subject to risks, uncertainties and other factors which could cause the Company’s actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. In addition to the factors that may be described in this report, the following factors could cause actual results to differ from those expressed in any forward looking statements made by the Company: (i) the financial strength of the retail industry and the level of consumer spending for apparel and accessories, (ii) the financial health of the Company’s principal customers, (iii) the Company’s ability to develop, market and sell its products, (iv) competition from other manufacturers and retailers of women’s clothing and accessories, (v) general economic conditions and (vi) the ability of the Company to meet the financial covenants under its credit facilities and indenture. The Company undertakes no obligation to review or update publicly any forward looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the Company may enter into foreign exchange forward contracts. These contractual arrangements are typically entered into with a major financial institution. The Company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. The Company’s primary exposure to foreign exchange fluctuation is on the Euro. The Company also purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts. The Company did not hold any forward contracts at February 1, 2004.

The Company made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for each of fiscal years 2004 and 2003. There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure.

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

The Company carried out an evaluation under the supervision and with the participation of management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of February 1, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of February 1, 2004.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 1, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

31.1	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Co-Chief Executive Officer

32.3	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

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