Form 10-Q
period 2004-05-02
ST JOHN KNITS INTERNATIONAL INC
filed 2004-06-16
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

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

The number of outstanding shares of Registrant’s Common Stock, par value $0.01 per share, was 6,289,953 shares as of June 15, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	May 2, 2004	November 2, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$26,117,388	$19,265,499
Accounts receivable, net	27,109,155	31,458,163
Inventories	65,929,411	60,116,314
Deferred income tax benefit	14,955,723	14,955,723
Other	4,928,910	5,177,772

Total current assets	139,040,587	130,973,471

Property and equipment:
Machinery and equipment	70,242,671	69,691,007
Leasehold improvements	54,573,488	54,004,212
Buildings	21,887,634	25,717,272
Furniture and fixtures	17,823,238	16,600,716
Land	7,519,899	8,798,320
Construction in progress	1,414,235	707,005

	173,461,165	175,518,532
Less - Accumulated depreciation and amortization	95,639,944	88,391,898

	77,821,221	87,126,634

Deferred financing costs, net	5,964,889	6,972,572
Deferred income tax benefit	1,919,697	1,919,697
Other assets	6,661,835	7,296,645

	$231,408,229	$234,289,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,525,223	$11,515,439
Accrued expenses	23,489,834	22,032,299
Current portion of long-term debt	23,592,944	18,892,088
Accrued interest expense	4,136,630	4,102,795
Income taxes payable	5,333,779	5,522,444

Total current liabilities	64,078,410	62,065,065

Long-term debt, net of current portion (Note 5)	215,725,876	231,755,065
Deferred rent	5,913,630	5,603,938
Deferred income tax liability	140,659	151,233

Total liabilities	285,858,575	299,575,301

Redeemable common stock, par value $0.01 per share; issued and outstanding - 879,362 shares	25,501,498	26,380,860

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized - 10,000,000 shares, issued and outstanding - 5,577,257 shares	55,772	55,772
Additional paid-in capital	116,651,780	115,772,005
Cumulative translation adjustment	718,526	735,172
Unrealized loss on securities	—	(42,012)
Accumulated deficit	(197,377,922)	(208,188,079)

Total stockholders’ deficit	(79,951,844)	(91,667,142)

	$231,408,229	$234,289,019

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
Net sales	$100,422,708	$87,595,390	$204,049,060	$185,891,031
Cost of sales	42,883,198	34,921,318	90,214,153	78,535,503

Gross profit	57,539,510	52,674,072	113,834,907	107,355,528
Selling, general and administrative expenses	44,419,225	42,516,320	87,652,367	81,834,368

Operating income	13,120,285	10,157,752	26,182,540	25,521,160
Interest expense	5,424,411	6,551,694	10,980,975	13,158,264
Other income (expense)	117,324	(551,870)	231,344	(803,547)

Income before income taxes	7,813,198	3,054,188	15,432,909	11,559,349
Income taxes	3,076,145	1,107,410	4,622,339	4,608,478

Net income	$4,737,053	$1,946,778	$10,810,570	$6,950,871

Comprehensive income, net of tax:
Net income	$4,737,053	$1,946,778	$10,810,570	$6,950,871
Foreign currency translation adjustments	(233,334)	26,391	(16,646)	31,932
Unrealized gain on securities	—	1,257	—	1,257

Comprehensive income	$4,503,719	$1,974,426	$10,793,924	$6,984,060

Earnings per common share:
Basic	$0.73	$0.30	$1.67	$1.08

Diluted	$0.73	$0.29	$1.67	$1.03

Shares used in the calculation of earnings per common share:
Basic	6,456,619	6,456,619	6,456,619	6,459,068

Diluted	6,456,619	6,696,866	6,456,619	6,722,682

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	May 2, 2004	May 4, 2003
Cash flows from operating activities:
Net income	$10,810,570	$6,950,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,426,877	8,391,526
Amortization of discount on 12.5% notes due 2009	69,200	69,200
Amortization of deferred loan costs	1,075,732	999,546
(Gain) loss on disposal of property and equipment	(461,345)	547,357
Partnership losses	461,251	438,472
Decrease in accounts receivable	4,349,008	7,673,493
(Increase) decrease in inventories	(5,813,097)	3,484,550
(Increase) decrease in other current assets	248,862	(396,544)
Increase in other assets	(50,619)	(266,911)
Increase (decrease) in accounts payable	(3,990,216)	755,089
Increase in accrued expenses	1,457,535	1,500,580
Increase in accrued interest expense	33,835	564,853
Decrease in income taxes payable	(188,665)	(2,491,694)
Increase in deferred rent	309,692	336,496

Net cash provided by operating activities	16,738,620	28,556,884

Cash flows from investing activities:
Proceeds from sale of property and equipment	5,012,655	20,500
Purchase of property and equipment	(3,678,250)	(7,653,763)
Sale of short-term investments	—	6,713
Capital distributions from partnership	255,000	200,000

Net cash provided by (used in) investing activities	1,589,405	(7,426,550)

Cash flows from financing activities:
Principal payments on long-term debt	(11,396,394)	(4,321,730)
Redemption of redeemable common stock	—	(5,000,000)
Financing fees and expenses	(68,049)	—

Net cash used in financing activities	(11,464,443)	(9,321,730)

Effect of exchange rate changes	(11,693)	53,103

Net increase in cash and cash equivalents	6,851,889	11,861,707
Beginning balance, cash and cash equivalents	19,265,499	30,129,208

Ending balance, cash and cash equivalents	$26,117,388	$41,990,915

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Twenty-six Weeks Ended
	May 2, 2004	May 4, 2003
Supplemental disclosures of cash flow information:
Cash received for interest income	$116,722	$263,855

Cash paid for:
Interest expense	$9,762,108	$11,491,865

Income taxes	$4,831,869	$7,110,523

Supplemental disclosure of noncash financing activity:
Conversion of accrued interest to subordinated notes	$—	$532,961

Unrealized gain on securities	$—	$2,136

Adjustment of redeemable common stock to fair value	$(879,362)	$(4,651,825)

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Company Operations

The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated (“SJKI”) and its subsidiaries, including St. John Knits, Inc. (“St. John”), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. SJKI and its subsidiaries are collectively referred to herein as “the Company”. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 2, 2003 as filed with the Securities and Exchange Commission on February 2, 2004.

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

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were May 2, 2004 and May 4, 2003.

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
	(in thousands, except per share amounts)
Net income, as reported	$4,737	$1,947	$10,811	$6,951

Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	110	154	433	290

Pro forma net income	$4,627	$1,793	$10,378	$6,661

Earnings per common share

Basic – as reported	$0.73	$0.30	$1.67	$1.08

Basic – pro forma	$0.72	$0.28	$1.61	$1.03

Diluted – as reported	$0.73	$0.29	$1.67	$1.03

Diluted – pro forma	$0.72	$0.27	$1.61	$0.99

3.	Earnings Per Common Share

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

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
Weighted average shares outstanding	6,456,619	6,456,619	6,456,619	6,459,068
Add: dilutive effect of stock options	—	240,247	—	263,614

Shares used to calculate diluted earnings per share	6,456,619	6,696,866	6,456,619	6,722,682

4.	Inventories

Inventories are comprised of the following:

	May 2, 2004	November 2, 2003
Raw materials	$16,815,766	$14,432,876
Work-in-process	11,419,930	9,920,428
Finished products	37,693,715	35,763,010

	$65,929,411	$60,116,314

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5.	Long-term Debt

Long-term debt consists of the following:

	May 2, 2004	November 2, 2003
Senior credit facility:
Tranche A	$18,149,211	$28,174,234
Tranche B	120,269,790	121,629,146

	138,419,001	149,803,380
Senior subordinated 12.5% notes, net of discount	99,288,866	99,219,666
Other	1,610,953	1,624,107

	239,318,820	250,647,153
Less – Current portion	23,592,944	18,892,088

	$215,725,876	$231,755,065

6.	Redeemable Common Stock

During May 2004, pursuant to Mr.Gray’s request, the Company redeemed 166,666 shares of SJKI’s common stock beneficially owned by him at a total cost of approximately $5.0 million.

7.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (R) (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 (R) clarifies the application of ARB 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other mandatorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, its financial position or results of operations.

8.	Commitments and Contingencies

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.6 million of letters of credit outstanding at May 2, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of any current litigation will not have a material effect upon the results of operations or financial condition of the Company.

9.	Segment Information

The Company has two reportable business segments, wholesale and retail sales. The Company’s wholesale sales business consists primarily of seven divisions; Knitwear, Sport, Shoes, Jewelry, Accessories, Fragrance and Home Accessories. Retail sales are generated through the Company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the Company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The Company’s chief operational decision making group is presently comprised of the Co-Chief Executive Officers and the Chief Financial Officer.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total
	(in thousands)
Second Quarter Fiscal 2004
Net sales	$78,379	$44,044	$(22,000)	$100,423
Operating income	12,890	3,224	(2,994)	13,120
Capital expenditures	1,506	568	—	2,074
Depreciation and amortization	2,337	1,836	—	4,173

Second Quarter Fiscal 2003
Net sales	$73,702	$36,575	$(22,682)	$87,595
Operating income	12,416	2,219	(4,477)	10,158
Capital expenditures	2,450	2,699	—	5,149
Depreciation and amortization	2,425	1,542	—	3,967

First Six Months Fiscal 2004
Net sales	$162,598	$90,221	$(48,770)	$204,049
Operating income	30,171	3,831	(7,819)	26,183
Capital expenditures	2,265	1,413	—	3,678
Depreciation and amortization	4,766	3,661	—	8,427

First Six Months Fiscal 2003
Net sales	$153,376	$77,559	$(45,044)	$185,891
Operating income	28,565	4,935	(7,979)	25,521
Capital expenditures	3,779	3,875	—	7,654
Depreciation and amortization	4,945	3,447	—	8,392

10.	Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). During the third quarter of fiscal 2003, the Company set up a new entity to hold its retail operations. The new company operates under the name of St. John Apparel, LLC and is a Guarantor Subsidiary. The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of May 2, 2004 and November 2, 2003, and for the 13 and 26 week periods ended May 2, 2004 and May 4, 2003.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

MAY 2, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS

Current assets:
Cash, cash equivalents and investments	$24,583	$475	$1,059	$—	$26,117
Accounts receivable, net	22,776	2,834	1,499		27,109
Inventories (1)	22,826	38,242	4,861		65,929
Deferred income tax benefit	14,956				14,956
Other	4,332	466	131		4,929
Intercompany accounts receivable	8,020			(8,020)	—

Total current assets	97,493	42,017	7,550	(8,020)	139,040

Property and equipment, net	39,270	29,998	8,553		77,821
Investment in subsidiaries	63,434			(63,434)	—
Receivable from consolidated subsidiaries	18,191			(18,191)	—
Deferred financing costs	5,965				5,965
Deferred income tax benefit	1,920				1,920
Other assets	3,339	1,036	2,287		6,662

Total assets	$229,612	$73,051	$18,390	$(89,645)	$231,408

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,073	$—	$452	$—	$7,525
Accrued expenses	19,691	3,107	691		23,489
Current portion of long-term debt	23,593				23,593
Accrued interest expense	4,137				4,137
Intercompany accounts payable			8,020	(8,020)	—
Income taxes payable	8,600		(3,266)		5,334

Total current liabilities	63,094	3,107	5,897	(8,020)	64,078

Intercompany payable		6,319	11,872	(18,191)	—
Long-term debt, net of current portion	215,428		298		215,726
Deferred rent	5,400	514			5,914
Deferred income tax liability	151				151

Total liabilities	284,073	9,940	18,067	(26,211)	285,869

Redeemable common stock	25,501				25,501

Total stockholders’ equity (deficit)	(79,962)	63,111	323	(63,434)	(79,962)

Total liabilities and stockholders’ equity (deficit)	$229,612	$73,051	$18,390	$(89,645)	$231,408

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS

Current assets:
Cash, cash equivalents and investments	$18,492	$306	$467	$—	$19,265
Accounts receivable, net	27,017	2,769	1,672		31,458
Inventories (1)	16,082	39,945	4,089		60,116
Deferred income tax benefit	14,956				14,956
Prepaid expenses and other	3,890	1,170	118		5,178
Intercompany accounts receivable	4,628			(4,628)	—

Total current assets	85,065	44,190	6,346	(4,628)	130,973

Property and equipment, net	46,384	31,976	8,767		87,127
Investment in subsidiaries	65,882			(65,882)	—
Receivable from consolidated subsidiaries	22,330			(22,330)	—
Deferred financing costs	6,972				6,972
Deferred income tax benefit	1,920				1,920
Other assets	4,090	1,031	2,176		7,297

Total assets	$232,643	$77,197	$17,289	$(92,840)	$234,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,733	$—	$782	$—	$11,515
Accrued expenses	19,050	2,200	783		22,033
Current portion of long-term debt	18,892				18,892
Accrued interest expense	4,103				4,103
Intercompany accounts payable			4,628	(4,628)	—
Income taxes payable	8,079		(2,557)		5,522

Total current liabilities	60,857	2,200	3,636	(4,628)	62,065

Intercompany payable		10,311	12,019	(22,330)	—
Long-term debt, net of current portion	231,456		299		231,755
Deferred rent	5,465	139			5,604
Deferred income tax liability	151				151

Total liabilities	297,929	12,650	15,954	(26,958)	299,575

Redeemable common stock	26,381				26,381

Total stockholders’ equity (deficit)	(91,667)	64,547	1,335	(65,882)	(91,667)

Total liabilities and stockholders’ equity (deficit)	$232,643	$77,197	$17,289	$(92,840)	$234,289

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED MAY 2, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$53,302	$43,507	$3,614	$—	$100,423
Cost of sales	20,549	20,853	1,481		42,883

Gross profit	32,753	22,654	2,133	—	57,540

Selling, general and administrative expenses	19,391	22,212	2,816		44,419

Operating income (loss)	13,362	442	(683)	—	13,121

Interest expense	5,424				5,424
Other income (expense)	176		(60)		116

Income (loss) before income taxes	8,114	442	(743)	—	7,813
Income taxes	3,440		(364)		3,076

Income (loss) before equity in income (loss) of consolidated subsidiaries	4,674	442	(379)	—	4,737
Equity in income of consolidated subsidiaries	63			(63)	—

Net income (loss)	$4,737	$442	$(379)	$(63)	$4,737

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

TWENTY-SIX WEEKS ENDED MAY 2, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$107,481	$89,254	$7,314	$—	$204,049
Cost of sales	41,584	45,305	3,325		90,214

Gross profit	65,897	43,949	3,989	—	113,835

Selling, general and administrative expenses	37,113	45,346	5,193		87,652

Operating income (loss)	28,784	(1,397)	(1,204)	—	26,183

Interest expense	10,981				10,981
Other income (expense)	362	(40)	(91)		231

Income (loss) before income taxes	18,165	(1,437)	(1,295)	—	15,433
Income taxes	5,330		(708)		4,622

Income (loss) before equity in loss of consolidated subsidiaries	12,835	(1,437)	(587)	—	10,811
Equity in loss of consolidated subsidiaries	(2,024)			2,024	—

Net income (loss)	$10,811	$(1,437)	$(587)	$2,024	$10,811

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

TWENTY-SIX WEEKS ENDED MAY 2, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:

Net income (loss)	$10,811	$(1,437)	$(587)	$2,024	$10,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,886	3,613	928		8,427
Amortization of discount on 12.5% notes due 2009	69				69
Amortization of deferred loan costs	1,076				1,076
(Gain) loss on disposal of property and equipment	(505)	44			(461)
Partnership losses	461				461
Equity in loss of consolidated subsidiaries	2,024			(2,024)	—
Deferred rent	(65)	375			310
Changes in operating assets and liabilities:
Accounts receivable	4,248	(66)	167		4,349
Intercompany receivables (net)	4,309	(3,992)	(317)		—
Inventories	(6,742)	1,703	(774)		(5,813)
Other current assets	(448)	704	(7)		249
Other assets	61	(5)	(108)		(52)
Accounts payable	(3,615)		(375)		(3,990)
Accrued expenses	(2,586)	908	3,135		1,457
Accrued interest expense	34				34
Income taxes payable	519		(708)		(189)

Net cash provided by operating activities	13,537	1,847	1,354	—	16,738

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	5,013				5,013
Purchase of property and equipment	(1,240)	(1,678)	(760)		(3,678)
Capital distributions from partnership	255				255

Net cash used in investing activities	4,028	(1,678)	(760)	—	1,590

FINANCING ACTIVITIES:

Principal payments of long-term debt	(11,396)				(11,396)
Financing fees and expenses	(68)				(68)

Net cash used in financing activities	(11,464)	—	—	—	(11,464)

Effect of exchange rate changes	(10)		(2)		(12)

Net increase in cash and cash equivalents	6,091	169	592		6,852
Beginning balance, cash and cash equivalents	18,492	306	467		19,265

Ending balance, cash and cash equivalents	$24,583	$475	$1,059	$—	$26,117

Supplemental disclosures of cash flow information:
Cash received for interest income	$117	$—	$—	$—	$117

Cash paid for:
Interest expense	$9,759	$—	$3	$—	$9,762

Income taxes	$4,832	$—	$—	$—	$4,832

Supplemental disclosures of noncash financing activities:

Adjustment of redeemable common stock to fair value	$(879)	$—	$—	$—	$(879)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“Second Quarter”)		Percentage of Net Sales Twenty-six Weeks Ended (“Six Months”)
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	42.7	39.9	44.2	42.2

Gross profit	57.3	60.1	55.8	57.8

Selling, general and administrative expenses	44.2	48.5	43.0	44.0

Operating income	13.1	11.6	12.8	13.8

Interest expense	5.4	7.5	5.4	7.1

Other income (expense)	0.1	(0.6)	0.2	(0.4)

Income before income taxes	7.8	3.5	7.6	6.3

Income taxes	3.1	1.3	2.3	2.5

Net income	4.7%	2.2%	5.3%	3.8%

Second Quarter Fiscal 2004 Compared to Second Quarter Fiscal 2003

Net sales for the second quarter of fiscal 2004 increased by $12.8 million, or 14.6% as compared to the second quarter of fiscal 2003. This increase was principally attributable to (i) an increase in sales by company-owned retail boutiques of approximately $6.7 million, partially due to the relocation of two existing retail boutiques located in Beverly Hills, California and Chicago, Illinois and the addition of two new retail boutiques which were opened after the end of the first quarter of fiscal 2003, (ii) an increase in sales to domestic wholesale customers of approximately $3.5 million, (iii) an increase in international sales of approximately $1.8 million, due in part to our expanding operations in Japan and (iv) an increase in sales by company-owned retail outlet stores of approximately $0.8 million, due to the addition of three new retail outlet stores which were opened after the end of the first quarter of fiscal 2003. Sales for company-owned retail boutiques open at least one year increased 21.3% during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. The overall increase in net sales was primarily due to a shift in sales to higher priced garments during the second quarter of fiscal 2004 as compared to the same period of the prior year.

Gross profit for the second quarter of fiscal 2004 increased by $4.9 million, or 9.2% as compared with the second quarter of fiscal 2003, but decreased as a percentage of net sales to 57.3% from 60.1%. This decrease as a percentage of net sales was primarily the result of a decrease in the gross profit margin for the Knit product line due to a change in the mix of the products being manufactured and sold and increased labor costs, combined with a decrease in the gross profit margin for the Sport product line due to a change in the mix of products being manufactured and sold. These decreases were partially offset by an increase in the gross profit margin resulting from increased sales at company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

Selling, general and administrative expenses for the second quarter of fiscal 2004 increased by $1.9 million, or 4.5%, over the second quarter of fiscal 2003, but decreased as a percentage of net sales to 44.2% from 48.5%. Selling, general and administrative expenses increased during the period primarily due to an increase of approximately $2.0 million resulting from the opening of two new retail boutiques, the relocation of four retail boutiques, the expansion of two retail boutiques and the opening of three retail outlet stores since the end of the first quarter of fiscal 2003, an increase in costs related to the Company’s expanding operations in Japan of approximately $0.9 million and an increase in commission expense for boutique employees of approximately $0.5 million related to the increase in sales. These increases were partially offset by a decrease in advertising expenses of approximately $0.8 million, a decrease in bad debt expenses of approximately $0.5 million and a decrease of approximately $0.5 million due to the closure of the St. John Home Stores.

Operating income for the second quarter of fiscal 2004 increased by $3.0 million, or 29.2% as compared to the second quarter of fiscal 2003. Operating income as a percentage of net sales increased to 13.1% from 11.6% during the same period. This increase in operating income as a percentage of net sales was due to a decrease in selling, general and administrative expenses as a percentage of net sales, partially offset by a decrease in the gross profit margin for the period.

Interest expense for the second quarter of fiscal 2004 decreased by $1.1 million, or 17.2% from the second quarter of fiscal 2003. This decrease was primarily due to a decrease in the debt balance from the end of the second quarter of fiscal 2003 and a reduction in interest rates on the Company’s variable rate debt.

First Six Months Fiscal 2004 Compared to First Six Months Fiscal 2003

Net sales for the first six months of fiscal 2004 increased by $18.2 million, or 9.8% as compared to the first six months of fiscal 2003. This increase was principally attributable to (i) an increase in sales by company-owned retail boutiques of approximately $10.8 million, partially due to the relocation of two existing retail boutiques located in Beverly Hills, California and Chicago, Illinois and the addition of two new retail boutiques which were opened after the end of fiscal 2003, (ii) an increase in international sales of approximately $3.3 million, (iii) an increase in sales by company-owned retail outlet stores of approximately $3.1 million, due to the addition of three new retail outlet stores which were opened after the end of fiscal 2003 and (iv) an increase in sales to domestic wholesale customers of approximately $2.1 million. These increases were partially offset by a decrease in sales of approximately $1.3 million for the St. John Home stores which were closed during the first six months of fiscal 2003. Sales for company-owned retail boutiques open at least one year increased 15.5% during the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. The overall increase in net sales was primarily due to a shift in sales to higher priced garments during the first six months of fiscal 2004 as compared to the same period of the prior year.

Gross profit for the first six months of fiscal 2004 increased by $6.5 million or 6.0% as compared with the first six months of fiscal 2003, but decreased as a percentage of net sales to 55.8% from 57.8%. This decrease as a percentage of net sales was primarily the result of a decrease in the gross profit margin for the Knit product line due to a change in the mix of the products being manufactured and sold and increased labor costs, combined with a decrease in the gross profit margin for the Sport product line due to a change in the mix of products being manufactured and sold. These decreases were partially offset by an increase in the gross profit margin resulting from increased sales at company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

Selling, general and administrative expenses for the first six months of fiscal 2004 increased by $5.8 million, or 7.1%, over the first six months of fiscal 2003, but decreased as a percentage of net sales to 43.0% from 44.0%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase of approximately $5.0 million resulting from the opening of two new retail boutiques, the relocation of four retail boutiques, the expansion of two retail boutiques and the opening of three retail outlet stores since the end of fiscal 2003, (ii) an increase in costs related to the Company’s expanding operations in Japan of approximately $1.7 million, (iii) an increase in commission expense for boutique employees of approximately $0.8 million related to the increase in sales, (iv) an increase in promotional expenses for the boutiques of approximately $0.8 million and (v) approximately $0.5 million in costs related to the closure of one of the Company’s manufacturing facilities during the first quarter of fiscal 2003. These increases were partially offset by a decrease in advertising expenses of approximately $2.0 million, a decrease of approximately $1.7 million due to the closure of the St. John Home Stores and a decrease in design sample expenses and bad debt expenses of approximately $0.6 million each.

Operating income for the first six months of fiscal 2004 increased by $0.7 million, or 2.6% as compared to the first six months of fiscal 2003. Operating income as a percentage of net sales decreased to 12.8% from 13.8% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin which was partially offset by a decrease in selling, general and administrative expenses as a percentage of net sales.

Interest expense for the first six months of fiscal 2004 decreased by $2.2 million, or 16.6% from the first six months of fiscal 2003. This decrease was primarily due to a decrease in the debt balance from the end of fiscal 2003 and a reduction in interest rates on the Company’s variable rate debt.

Other expenses decreased from $0.8 million for the first six months of fiscal 2003 to income of approximately $0.2 million for the first six months of fiscal 2004. This change was primarily due to a gain of approximately $0.4 million recorded on the sale of one of the Company’s manufacturing facilities and royalty income of approximately $0.3 million recorded during the first six months of fiscal 2004.

The income tax rate for the first six months of fiscal 2004 decreased to 30.0% from 39.9% for the first six months of fiscal 2003. This decrease was primarily due to an adjustment recorded during the first quarter of fiscal 2004 to reduce the Company’s tax liability for potential income tax audit issues which were resolved during the period. The Company anticipates an income tax rate of approximately 39% for the remainder of fiscal 2004.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first six months of fiscal 2004, cash provided by operating activities was $16.7 million. Cash provided by operating activities was primarily generated by net income and a decrease in accounts receivable, while cash used in operating activities was primarily used to fund an increase in inventories and a decrease in accounts payable. The decrease in accounts receivable was primarily due to lower wholesale sales in April 2004 as compared to October 2003. The increase in inventory was primarily due to an increase in the inventory of raw materials and work in process at the Company’s manufacturing facilities. Cash provided by investing activities was $1.6 million during the first six months of fiscal 2004. The principal source of cash provided by investing activities was the sale of the Company’s manufacturing facility in Van Nuys, California and the sale and subsequent leaseback of the Company’s manufacturing facility located in San Ysidro, California, while the principal use of cash in investing activities was for (i) the construction of leasehold improvements for scheduled upgrades to company-owned retail boutiques, (ii) the construction of leasehold improvements for scheduled new, relocated or expanded retail boutiques, (iii) the construction of St. John shops within the Company’s major wholesale customer locations and (iv) costs incurred to upgrade the Company’s computer systems. Cash used in financing activities was $11.5 million during the first six months of fiscal 2004, resulting from scheduled payments made on the Company’s long-term debt and required prepayments of $4.4 million made from proceeds resulting from the sale of the properties noted above.

As of May 2, 2004, the Company had approximately $75.0 million in working capital and $26.1 million in cash and cash equivalents. The Company’s principal source of liquidity is internally generated funds. As part of its credit facility with a syndicate of banks, the Company also has a $25.0 million revolving commitment, which expires on July 31, 2005. The revolving commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (4.0% at May 2, 2004) plus 1.75% or LIBOR (1.125% at May 2, 2004) plus 2.75%. The availability of funds under the revolving commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of May 2, 2004, the Company was in compliance with all covenants and no amounts were outstanding under the revolving commitment. The Company had $15.6 million of letters of credit outstanding at May 2, 2004 which reduces the amount available under the revolving commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

Total debt outstanding decreased $11.3 million to $239.3 million during the six months ended May 2, 2004. This decrease was due to scheduled principal payments and $4.4 million of prepayments made during the period. The Company’s outstanding debt was comprised of bank borrowings of $138.4 million and senior subordinated 12.5% notes (“12.5% notes”) of $100.0 million, excluding the unamortized issue discount of $0.7 million.

The Company is currently negotiating to sell and lease back four company-owned facilities located in Irvine, California. If consummated, it is expected that the transaction would result in net proceeds of approximately $20.0 million. The Company is required to use any net proceeds to prepay a portion of its bank borrowings. The Company would lease these properties back for a period of 15 years with initial annual lease payments of approximately $1.7 million, increasing over the life of the lease.

The Company’s primary ongoing cash expenditures are for debt service and the purchase of property and equipment. The Company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The Company believes it will be able to finance its debt service and capital expenditure requirements with internally generated funds and availability under the revolving credit facility through fiscal 2005. Beyond fiscal 2005, the Company will have a significant increase in the principal payments required on its bank borrowings resulting from the maturity of its senior credit facilities. As a result, the Company will probably need to seek to raise additional capital or refinance such debt in order to satisfy its obligations. The Company’s ability to fund its capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.6 million of letters of credit outstanding at May 2, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company anticipates purchasing property and equipment of approximately $11.5 million during the remainder of fiscal 2004, but is not contractually committed to do so. The estimated $11.5 million will be used principally for (i) the construction of leasehold improvements for the expansion or relocation of four of the Company’s retail boutiques, (ii) upgrades to the Company’s manufacturing operations, including the purchase of electronic knitting machines, (iii) the construction of St. John shops within the Company’s major wholesale customer locations and (iv) upgrades to the Company’s computer systems.

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

The Company may repurchase, from time to time, a portion of its 12.5% notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the Company may be required to repurchase up to $5.0 million annually of the common stock beneficially owned by Bob Gray, Marie Gray or Kelly Gray (the “Gray family”). In May 2004, as provided in the stockholder’s agreement, pursuant to Mr. Gray’s request, the Company redeemed 166,666 shares of SJKI’s common stock beneficially owned by him at a total cost of approximately $5.0 million.

SJKI has not paid any cash dividends since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future. SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities and 12.5% notes.

The Company’s EBITDA (EBITDA generally represents the net income of the Company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) as defined in its credit agreement for its senior secured credit facilities was approximately $35.8 million and $34.3 million for the first six months of fiscal 2004 and 2003, respectively, and $18.1 million and $14.3 million for the second quarter of fiscal 2004 and 2003, respectively. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the Company’s credit agreement, including a maximum leverage ratio and minimum fixed charge and interest expense coverage ratios. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as adjusted per the terms of the credit agreement) for the first six months and second quarter of fiscal years 2004 and 2003:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
	(in thousands)		(in thousands)
Net income	$4,737	$1,947	$10,811	$6,951

Income taxes	3,076	1,107	4,622	4,608

Interest expense	5,424	6,552	10,981	13,158

Other (income) expense	(117)	552	(231)	804

Depreciation and amortization	4,173	3,967	8,427	8,392

Deferred rent expense	167	156	310	336

Gain on sale of fixed assets	390	—	390	—

Licensing income	126	11	268	11

Accrued letter of credit fees	135	—	248	—

Adjusted EBITDA	$18,111	$14,292	$35,826	$34,260

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

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Each ratio is calculated using EBITDA. In the event of non-compliance with any of these ratios, the Company would be in default under the credit agreement. The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At May 2, 2004, the Company was in compliance with all covenants.

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

Redeemable Common Stock

SJKI is a party to a stockholders’ agreement with Vestar/Gray Investors, LLC, Vestar Capital Partners III, L.P. and the Gray family, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5.0 million of such common stock for all the Grays during any 12 month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12 month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes. In May 2004, as provided in the stockholder’s agreement, pursuant to Mr. Gray’s request, the Company redeemed 166,666 shares of SJKI’s common stock beneficially owned by him at a total cost of approximately $5.0 million.

The value of the Company’s redeemable common stock, as reported on the Company’s consolidated balance sheets, decreased from $26.4 million at November 2, 2003 to $25.5 million at May 2, 2004. This reduction was due to a decrease in the fair market value of the Company’s common stock.

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

Foreign Currency Translation

The Company sells its products to wholesale customers located in various parts of Europe in the customers’ local currencies, Euros and British Pounds. The Company also purchases its shoes, leather goods and other raw material items from vendors located in Europe in Euros. Fluctuations in the exchange rates can have an effect on the sales revenues and expenses recorded in connection with such transactions. For fiscal years 2004 and 2003, the Company made the decision to stop its hedging of such foreign currencies and to allow its sales and purchases to act as a natural hedge. This decision was based upon the fact that the sales and purchases made in the foreign currencies were similar in amounts over each of the fiscal years. If these amounts vary in the future or if the Company changes its policy on hedging for these currencies, it could affect the Company’s reported results.

Accounts Receivable

The Company performs ongoing credit evaluations of its wholesale customers and adjusts credit limits based upon payment history and the customer’s current financial status. The Company continuously monitors its customer payments and maintains a provision for estimated credit losses based upon the Company’s historical experience and any specific customer collection issues that have been identified. The Company’s accounts receivable are concentrated in the apparel industry, primarily with its three major wholesale customers. The risk of collection is concentrated within this industry and with these specific customers. As a result of this concentration, a change in the creditworthiness of the companies within the apparel industry could cause the Company to revise its estimate of credit losses, which could affect the Company’s reported results.

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

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the first six months of fiscal year 2004.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates”, “believes”, “estimates”, “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2004, (ii) the Company’s belief that it will be able to fund its debt service and capital expenditure requirements with internally generated funds and the use of its revolving credit facility through fiscal 2005 and (iii) the Company’s anticipation that it will not pay cash dividends on its common stock in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the Company may enter into foreign exchange forward contracts. These contractual arrangements are typically entered into with a major financial institution. The Company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. The Company’s primary exposure to foreign exchange fluctuation is on the Euro. The Company also purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts. The Company did not hold any forward contracts at May 2, 2004.

The Company made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for each of fiscal years 2004 and 2003. There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure.

The Company is also exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists primarily of bank borrowings under the credit agreement. The Company also holds fixed rate subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Assuming that the balance of variable rate debt remains constant, a one percentage point increase in LIBOR from the first day of the year would result in an annual increase in interest expense of approximately $1.4 million.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of management, including its Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of May 2, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 2, 2004.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 2, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K.

1. On June 8, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that Richard Cohen was appointed as Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2004

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