Form 10-Q
period 2004-08-01
ST JOHN KNITS INTERNATIONAL INC
filed 2004-09-15
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

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

The number of outstanding shares of Registrant’s Common Stock, par value $0.01 per share, was 6,289,953 shares as of September 13, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	August 1, 2004	November 2, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$17,112,339	$19,265,499
Accounts receivable, net	24,881,123	31,458,163
Inventories	71,515,894	60,116,314
Deferred income tax benefit	14,955,723	14,955,723
Other	5,466,259	5,177,772

Total current assets	133,931,338	130,973,471

Property and equipment:
Machinery and equipment	71,950,137	69,691,007
Leasehold improvements	54,899,738	54,004,212
Buildings	5,869,962	25,717,272
Furniture and fixtures	18,339,506	16,600,716
Land	1,729,891	8,798,320
Construction in progress	1,752,393	707,005

	154,541,627	175,518,532
Less - Accumulated depreciation and amortization	96,478,530	88,391,898

	58,063,097	87,126,634

Deferred financing costs, net	5,433,128	6,972,572
Deferred income tax benefit	1,919,697	1,919,697
Other assets	6,235,613	7,296,645

	$205,582,873	$234,289,019

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,342,016	$11,515,439
Accrued expenses	28,590,430	22,032,299
Current portion of long-term debt	10,958,113	18,892,088
Accrued interest expense	995,845	4,102,795
Income taxes payable	6,816,794	5,522,444

Total current liabilities	56,703,198	62,065,065

Long-term debt, net of current portion (Note 5)	199,237,922	231,755,065
Deferred rent	6,145,948	5,603,938
Deferred income tax liability	77,596	151,233

Total liabilities	262,164,664	299,575,301

Redeemable common stock, par value $0.01 per share; issued and outstanding - 712,696 and 879,362 shares, respectively	22,806,272	26,380,860

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized - 10,000,000 shares, issued and outstanding - 5,577,257 shares	55,772	55,772
Additional paid-in capital	114,346,612	115,772,005
Cumulative translation adjustment	630,603	735,172
Unrealized loss on hedging transactions	(11,031)
Unrealized loss on securities		(42,012)
Accumulated deficit	(194,410,019)	(208,188,079)

Total stockholders’ deficit	(79,388,063)	(91,667,142)

	$205,582,873	$234,289,019

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net sales	$90,773,484	$83,524,456	$294,822,545	$269,415,486
Cost of sales	40,354,608	35,389,391	130,568,761	113,924,894

Gross profit	50,418,876	48,135,065	164,253,784	155,490,592
Selling, general and administrative expenses	39,964,189	38,937,959	127,616,557	120,772,326

Operating income	10,454,687	9,197,106	36,637,227	34,718,266
Interest expense	5,392,561	5,919,691	16,373,536	19,077,955
Other income (expense)	(187,936)	(184,686)	43,409	(988,232)

Income before income taxes	4,874,190	3,092,729	20,307,100	14,652,079
Income taxes	1,906,701	1,154,774	6,529,040	5,763,252

Net income	$2,967,489	$1,937,955	$13,778,060	$8,888,827

Comprehensive income, net of tax:
Net income	$2,967,489	$1,937,955	$13,778,060	$8,888,827
Foreign currency translation adjustments	(94,082)	(91,607)	(104,569)	(64,221)
Unrealized loss on hedging transactions	(10,994)		(11,031)

Comprehensive income	$2,862,413	$1,846,348	$13,662,460	$8,824,606

Earnings per common share:
Basic	$0.47	$0.30	$2.15	$1.38

Diluted	$0.47	$0.29	$2.15	$1.33

Shares used in the calculation of earnings per common share:
Basic	6,323,286	6,456,619	6,412,502	6,458,254

Diluted	6,323,286	6,647,508	6,412,502	6,703,211

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
	August 1, 2004	August 3, 2003
Cash flows from operating activities:
Net income	$13,778,060	$8,888,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,635,861	12,528,281
Amortization of discount on 12.5% notes due 2009	103,800	103,799
Amortization of deferred loan costs	1,619,198	1,540,813
Decrease in deferred income taxes	(73,637)
(Gain) loss on disposal of property and equipment	(256,687)	656,043
Partnership losses	707,056	655,181
Decrease in accounts receivable	6,577,040	8,483,571
Increase in inventories	(11,399,580)	(3,383,836)
Increase in other current assets	(288,487)	(1,615,549)
Increase (decrease) in other assets	37,897	(1,122,542)
Increase (decrease) in accounts payable	(2,173,423)	1,854,713
Increase in accrued expenses	2,921,377	3,117,603
Decrease in accrued interest expense	(3,106,950)	(4,584,944)
Increase (decrease) in income taxes payable	1,294,350	(2,356,847)
Increase in deferred rent	542,010	362,420

Net cash provided by operating activities	22,917,885	25,127,533

Cash flows from investing activities:
Proceeds from sale of property and equipment	27,621,971	22,500
Purchase of property and equipment	(7,349,419)	(12,960,887)
Sale of short-term investments		6,713
Capital distributions from partnership	345,000	360,000

Net cash provided by (used in) investing activities	20,617,552	(12,571,674)

Cash flows from financing activities:
Principal payments on long-term debt	(40,550,916)	(6,452,317)
Proceeds from bank borrowings		30,272,906
Principal payments on 15.25% subordinated debt		(39,293,709)
Redemption of redeemable common stock	(4,999,980)	(5,000,000)
Deferred financing fees	(79,754)	(943,303)

Net cash used in financing activities	(45,630,650)	(21,416,423)

Effect of exchange rate changes	(57,947)	(105,860)

Net decrease in cash and cash equivalents	(2,153,160)	(8,966,424)
Beginning balance, cash and cash equivalents	19,265,499	30,129,208

Ending balance, cash and cash equivalents	$17,112,339	$21,162,784

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Thirty-nine Weeks Ended
	August 1, 2004		August 3, 2003
Supplemental disclosures of cash flow information:
Cash received for interest income		$187,571		$372,358

Cash paid for:
Interest expense		$17,908,716		$21,972,348

Income taxes		$5,255,550		$8,228,421

Supplemental disclosure of noncash financing activities:
Conversion of accrued interest to subordinated notes	$			$532,961

Unrealized gain on securities	$			$2,136

Unrealized loss on hedging transactions		$(11,031)	$

Adjustment of redeemable common stock to fair value		$(3,574,588)		$(17,428,911)

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

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were August 1, 2004 and August 3, 2003.

Dividends

SJKI has not paid any cash dividends to its common stockholders since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future.

2. Stock Option Plan

The Company has one stock-based employee compensation plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “Plan”). Options granted under the Plan are nonstatutory stock options. The exercise price of the stock options represents the estimated fair market value of the Company’s common stock on the date of grant. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan have an exercise price equal to the estimated fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
	(in thousands, except per share amounts)
Net income, as reported	$2,967	$1,938	$13,778	$8,889
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	110	153	332	433

Pro forma net income	$2,857	$1,785	$13,446	$8,456

Earnings per common share
Basic – as reported	$0.47	$0.30	$2.15	$1.38
Basic – pro forma	$0.45	$0.28	$2.10	$1.31
Diluted – as reported	$0.47	$0.29	$2.15	$1.33
Diluted – pro forma	$0.45	$0.27	$2.10	$1.26

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

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Weighted average shares outstanding	6,323,286	6,456,619	6,412,502	6,458,254
Add: dilutive effect of stock options	—	190,889	—	244,957

Shares used to calculate diluted earnings per share	6,323,286	6,647,508	6,412,502	6,703,211

4. Inventories

Inventories are comprised of the following:

	August 1, 2004	November 2, 2003
Raw materials	$17,838,766	$14,432,876
Work-in-process	12,353,047	9,920,428
Finished products	41,324,081	35,763,010

	$71,515,894	$60,116,314

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

5. Long-term Debt

Long-term debt consists of the following:

	August 1, 2004		November 2, 2003
Senior credit facility:
Tranche A	$		$28,174,234
Tranche B		110,577,326	121,629,146

		110,577,326	149,803,380
Senior subordinated 12.5% notes, net of discount		99,323,467	99,219,666
Other		295,242	1,624,107

		210,196,035	250,647,153
Less – Current portion		10,958,113	18,892,088

		$199,237,922	$231,755,065

6. Redeemable Common Stock

During May 2004, pursuant to Mr. Gray’s request, the Company redeemed 166,666 shares of SJKI’s common stock beneficially owned by him at a total cost of approximately $5.0 million resulting in a decrease to redeemable common stock.

7. Sale of Properties

During July 2004, the Company completed a transaction to sell and leaseback four of its facilities located in Irvine, California. The total net book value of the properties was approximately $19.1 million. The Company recorded a deferred gain of approximately $3.0 million, which will be amortized over the life of the lease. The transaction resulted in net proceeds of approximately $19.8 million, which were used to prepay a portion of the Company’s outstanding bank debt. The Company signed lease agreements on each of the four facilities expiring in 2019. The initial annual lease payments under the new leases total approximately $1.7 million.

8. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (R) (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 (R) clarifies the application of ARB 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. FIN 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before January 1, 2004. FIN 46 (R) applies to public

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of paragraphs 9 and 10 of SFAS 150 regarding parent company treatment of minority interest for certain limited life entities and certain other manditorily redeemable financial instruments. This deferral is for an indefinite period. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

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

9. Commitments and Contingencies

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.9 million of letters of credit outstanding at August 1, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of any current litigation will not have a material effect upon the results of operations or financial condition of the Company.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

10. Segment Information

The Company has two reportable business segments, wholesale and retail sales. The Company’s wholesale sales business consists primarily of six divisions; Knitwear, Sport, Shoes, Jewelry, Accessories and Home Accessories. Retail sales are generated through the Company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the Company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The Company’s chief operational decision making group is presently comprised of the Chief Executive Officer and the Chief Financial Officer.

Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total
	(in thousands)
Third Quarter Fiscal 2004
Net sales	$75,190	$36,432	$(20,849)	$90,773
Operating income	12,566	911	(3,022)	10,455
Capital expenditures	1,212	2,459		3,671
Depreciation and amortization	2,427	1,782		4,209

Third Quarter Fiscal 2003
Net sales	$69,093	$35,430	$(20,999)	$83,524
Operating income	12,145	1,050	(3,998)	9,197
Capital expenditures	1,137	4,170	—	5,307
Depreciation and amortization	2,466	1,671	—	4,137

First Nine Months Fiscal 2004
Net sales	$237,788	$126,653	$(69,618)	$294,823
Operating income	42,735	4,742	(10,840)	36,637
Capital expenditures	3,477	3,872		7,349
Depreciation and amortization	7,193	5,443		12,636

First Nine Months Fiscal 2003
Net sales	$222,469	$112,989	$(66,043)	$269,415
Operating income	40,710	5,985	(11,977)	34,718
Capital expenditures	4,916	8,045	—	12,961
Depreciation and amortization	7,410	5,118	—	12,528

11. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

other subsidiaries (the “Non-Guarantor Subsidiaries”). During the third quarter of fiscal 2003, the Company set up a new entity to hold its retail operations. The new company operates under the name of St. John Apparel, LLC and is a Guarantor Subsidiary. The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of August 1, 2004 and November 2, 2003, and for the 13 and 39 week periods ended August 1, 2004 and August 3, 2003.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AUGUST 1, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS

Current assets:
Cash and cash equivalents	$15,692	$391	$1,029	$—	$17,112
Accounts receivable, net	21,043	2,329	1,509		24,881
Inventories (1)	27,008	39,381	5,127		71,516
Deferred income tax benefit	14,956				14,956
Other	4,643	682	141		5,466
Intercompany accounts receivable	9,538			(9,538)	—

Total current assets	92,880	42,783	7,806	(9,538)	133,931

Property and equipment, net	19,087	30,342	8,634		58,063
Investment in subsidiaries	61,285			(61,285)	—
Receivable from consolidated subsidiaries	21,222			(21,222)	—
Deferred financing costs	5,433				5,433
Deferred income tax benefit	1,920				1,920
Other assets	3,282	1,036	1,918		6,236

Total assets	$205,109	$74,161	$18,358	$(92,045)	$205,583

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$9,299	$—	$43	$—	$9,342
Accrued expenses	25,607	2,956	27		28,590
Current portion of long-term debt	10,958				10,958
Accrued interest expense	996				996
Intercompany accounts payable			9,538	(9,538)	—
Income taxes payable	10,340		(3,523)		6,817

Total current liabilities	57,200	2,956	6,085	(9,538)	56,703

Intercompany payable		9,465	11,757	(21,222)	—
Long-term debt, net of current portion	198,943		295		199,238
Deferred rent	5,470	676			6,146
Deferred income tax liability	78				78

Total liabilities	261,691	13,097	18,137	(30,760)	262,165

Redeemable common stock	22,806				22,806

Total stockholders’ equity (deficit)	(79,388)	61,064	221	(61,285)	(79,388)

Total liabilities and stockholders’ equity (deficit)	$205,109	$74,161	$18,358	$(92,045)	$205,583

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS

Current assets:
Cash and cash equivalents	$18,492	$306	$467	$—	$19,265
Accounts receivable, net	27,017	2,769	1,672		31,458
Inventories (1)	16,082	39,945	4,089		60,116
Deferred income tax benefit	14,956				14,956
Other	3,890	1,170	118		5,178
Intercompany accounts receivable	4,628			(4,628)	—

Total current assets	85,065	44,190	6,346	(4,628)	130,973

Property and equipment, net	46,384	31,976	8,767		87,127
Investment in subsidiaries	58,449			(58,449)	—
Receivable from consolidated subsidiaries	22,330			(22,330)	—
Deferred financing costs	6,972				6,972
Deferred income tax benefit	1,920				1,920
Other assets	4,090	1,031	2,176		7,297

Total assets	$225,210	$77,197	$17,289	$(85,407)	$234,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,733	$—	$782	$—	$11,515
Accrued expenses	19,050	2,200	783		22,033
Current portion of long-term debt	18,892				18,892
Accrued interest expense	4,103				4,103
Intercompany accounts payable			4,628	(4,628)	—
Income taxes payable	8,079		(2,557)		5,522

Total current liabilities	60,857	2,200	3,636	(4,628)	62,065

Intercompany payable		10,311	12,019	(22,330)	—
Long-term debt, net of current portion	231,456		299		231,755
Deferred rent	5,465	139			5,604
Deferred income tax liability	151				151

Total liabilities	297,929	12,650	15,954	(26,958)	299,575

Redeemable common stock	26,381				26,381

Total stockholders’ equity (deficit)	(99,100)	64,547	1,335	(58,449)	(91,667)

Total liabilities and stockholders’ equity (deficit)	$225,210	$77,197	$17,289	$(85,407)	$234,289

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED AUGUST 1, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$51,045	$35,819	$3,910	$—	$90,774
Cost of sales	20,771	17,739	1,845		40,355

Gross profit	30,274	18,080	2,065	—	50,419

Selling, general and administrative expenses	17,592	20,077	2,295		39,964

Operating income (loss)	12,682	(1,997)	(230)	—	10,455

Interest expense	5,393				5,393
Other income (expense)	7	(49)	(146)		(188)

Income (loss) before income taxes	7,296	(2,046)	(376)	—	4,874
Income taxes	2,136		(229)		1,907

Income (loss) before equity in loss of consolidated subsidiaries	5,160	(2,046)	(147)	—	2,967
Equity in loss of consolidated subsidiaries	(2,193)			2,193	—

Net income (loss)	$2,967	$(2,046)	$(147)	$2,193	$2,967

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED AUGUST 3, 2003

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$71,649	$9,021	$2,855	$—	$83,525
Cost of sales	29,756	4,177	1,457		35,390

Gross profit	41,893	4,844	1,398	—	48,135

Selling, general and administrative expenses	31,054	6,114	1,769		38,937

Operating income (loss)	10,839	(1,270)	(371)	—	9,198

Interest expense	5,920				5,920
Other expense	(79)	(105)	(1)		(185)

Income (loss) before income taxes	4,840	(1,375)	(372)	—	3,093
Income taxes	1,520	(115)	(250)		1,155

Income (loss) before equity in loss of consolidated subsidiaries	3,320	(1,260)	(122)	—	1,938
Equity in loss of consolidated subsidiaries	(1,382)			1,382	—

Net income (loss)	$1,938	$(1,260)	$(122)	$1,382	$1,938

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTY-NINE WEEKS ENDED AUGUST 1, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$158,526	$125,073	$11,224	$—	$294,823
Cost of sales	62,355	63,044	5,170		130,569

Gross profit	96,171	62,029	6,054	—	164,254

Selling, general and administrative expenses	54,705	65,423	7,488		127,616

Operating income (loss)	41,466	(3,394)	(1,434)	—	36,638

Interest expense	16,374				16,374
Other income (expense)	369	(89)	(237)		43

Income (loss) before income taxes	25,461	(3,483)	(1,671)	—	20,307
Income taxes	7,466		(937)		6,529

Income (loss) before equity in loss of consolidated subsidiaries	17,995	(3,483)	(734)	—	13,778
Equity in loss of consolidated subsidiaries	(4,217)			4,217	—

Net income (loss)	$13,778	$(3,483)	$(734)	$4,217	$13,778

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTY-NINE WEEKS ENDED AUGUST 3, 2003

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

Net sales	$251,632	$10,273	$7,509	$—	$269,414
Cost of sales	105,244	4,988	3,692		113,924

Gross profit	146,388	5,285	3,817	—	155,490

Selling, general and administrative expenses	107,938	7,789	5,044		120,771

Operating income (loss)	38,450	(2,504)	(1,227)	—	34,719

Interest expense	19,078				19,078
Other expense	(534)	(297)	(158)		(989)

Income (loss) before income taxes	18,838	(2,801)	(1,385)	—	14,652
Income taxes	7,291	(713)	(815)		5,763

Income (loss) before equity in loss of consolidated subsidiaries	11,547	(2,088)	(570)	—	8,889
Equity in loss of consolidated subsidiaries	(2,658)			2,658	—

Net income (loss)	$8,889	$(2,088)	$(570)	$2,658	$8,889

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTY-NINE WEEKS ENDED AUGUST 1, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:

Net income (loss)	$13,778	$(3,483)	$(734)	$4,217	$13,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,419	5,370	2,847		12,636
Amortization of discount on 12.5% notes due 2009	104				104
Amortization of deferred loan costs	1,619				1,619
Decrease in deferred income tax benefit	(74)				(74)
(Gain) loss on disposal of property and equipment	(419)	89	73		(257)
Partnership losses	707				707
Equity in loss of consolidated subsidiaries	4,217			(4,217)	—
Changes in operating assets and liabilities:
Accounts receivable	6,114	440	23		6,577
Intercompany receivables (net)	(2,645)	(846)	3,491		—
Inventories	(10,927)	564	(1,037)		(11,400)
Other current assets	(892)	488	116		(288)
Other assets	(218)	(6)	262		38
Accounts payable	(1,414)		(759)		(2,173)
Accrued expenses	2,065	757	99		2,921
Accrued interest expense	(3,107)				(3,107)
Income taxes payable	2,260		(966)		1,294
Deferred rent	5	537			542

Net cash provided by operating activities	15,592	3,910	3,415	—	22,917

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	27,622				27,622
Purchase of property and equipment	(685)	(3,825)	(2,839)		(7,349)
Capital distributions from partnership	345				345

Net cash provided by (used in) investing activities	27,282	(3,825)	(2,839)	—	20,618

FINANCING ACTIVITIES:

Principal payments of long-term debt	(40,551)				(40,551)
Redemption of redeemable common stock	(5,000)				(5,000)
Deferred financing fees	(79)				(79)

Net cash used in financing activities	(45,630)	—	—	—	(45,630)

Effect of exchange rate changes	(44)		(14)		(58)

Net increase in cash and cash equivalents	(2,800)	85	562		(2,153)
Beginning balance, cash and cash equivalents	18,492	306	467		19,265

Ending balance, cash and cash equivalents	$15,692	$391	$1,029	$—	$17,112

Supplemental disclosures of cash flow information:
Cash received for interest income	$188	$—	$—	$—	$188

Cash paid for:
Interest expense	$17,906	$—	$3	$—	$17,909

Income taxes	$5,256	$—	$—	$—	$5,256

Supplemental disclosures of noncash financing activities:
Unrealized loss on hedging transactions	$(11)	$—	$—	$—	$(11)

Adjustment of redeemable common stock to fair value	$(3,575)	$—	$—	$—	$(3,575)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTY-NINE WEEKS ENDED AUGUST 3, 2003

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:

Net income (loss)	$8,889	$(2,088)	$(570)	$2,658	$8,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,837	1,087	604		12,528
Amortization of discount on 12.5% notes due 2009	104				104
Amortization of deferred loan costs	1,541				1,541
Loss on disposal of property and equipment	608		48		656
Partnership losses	655				655
Equity in loss of consolidated subsidiaries	2,658			(2,658)	—
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	8,309	(245)	420		8,484
Intercompany receivables (net)	(3,573)	(1,494)	5,067		—
Inventories	(3,597)	1,098	(885)		(3,384)
Other current assets	(1,084)	(3)	(529)		(1,616)
Other assets	74	24	(1,221)		(1,123)
Accounts payable	1,855				1,855
Accrued expenses	318	1,923	877		3,118
Accrued interest expense	(4,585)				(4,585)
Income taxes payable	(1,538)		(819)		(2,357)
Deferred rent	362				362

Net cash provided by operating activities	21,833	302	2,992	—	25,127

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	23				23
Purchase of property and equipment	(9,457)	(573)	(2,931)		(12,961)
Sale of short-term investments	7				7
Capital distributions from partnership	360				360

Net cash used in investing activities	(9,067)	(573)	(2,931)	—	(12,571)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(6,044)		(420)		(6,464)
Proceeds from bank borrowings	30,000		273		30,273
Principal payments on 15.25% subordinated debt	(39,294)				(39,294)
Redemption of redeemable common stock	(5,000)				(5,000)
Deferred financing fees	(943)				(943)

Net cash used in financing activities	(21,281)	—	(147)	—	(21,428)

Effect of exchange rate changes	(46)		(48)		(94)

Net decrease in cash and cash equivalents	(8,561)	(271)	(134)	—	(8,966)
Beginning balance, cash and cash equivalents	28,659	754	716		30,129

Ending balance, cash and cash equivalents	$20,098	$483	$582	$—	$21,163

Supplemental disclosures of cash flow information:
Cash received for interest income	$372	$—	$—	$—	$372

Cash paid for:
Interest expense	$21,969	$—	$3	$—	$21,972

Income taxes	$8,228	$—	$—	$—	$8,228

Supplemental disclosures of noncash financing activities:
Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

Adjustment of redeemable common stock to fair value	$(17,429)	$—	$—	$—	$(17,429)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“Third Quarter”)		Percentage of Net Sales Thirty-nine Weeks Ended (“Nine Months”)
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.5	42.4	44.3	42.3

Gross profit	55.5	57.6	55.7	57.7
Selling, general and administrative expenses	44.0	46.6	43.3	44.8

Operating income	11.5	11.0	12.4	12.9
Interest expense	5.9	7.1	5.6	7.1
Other expense	(0.2)	(0.2)	—	(0.4)

Income before income taxes	5.4	3.7	6.8	5.4
Income taxes	2.1	1.4	2.2	2.1

Net income	3.3%	2.3%	4.6%	3.3%

Third Quarter Fiscal 2004 Compared to Third Quarter Fiscal 2003

Net sales for the third quarter of fiscal 2004 increased by $7.2 million, or 8.7% as compared to the third quarter of fiscal 2003. This increase was principally attributable to (i) an increase in sales to domestic wholesale customers of approximately $5.1 million, (ii) an increase in international sales of approximately $1.0 million, primarily due to expanding operations in Japan, (iii) an increase in sales by company-owned retail boutiques of approximately $0.6 million, primarily due to the addition of one new retail boutique which was opened after the end of the second quarter of fiscal 2003 and (iv) an increase in sales by company-owned retail outlet stores of approximately $0.4 million, due to the addition of one new retail outlet store which was opened after the end of the second quarter of fiscal 2003. Sales for company-owned retail boutiques open at least one year were unchanged for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. The overall increase in net sales was primarily due to a shift in sales to higher priced Knitwear garments and increased unit sales of the Sport product line during the third quarter of fiscal 2004 as compared to the same period of the prior year. Sales for the fourth quarter of fiscal 2004 are not expected to change significantly from sales for the fourth quarter of fiscal 2003.

Gross profit for the third quarter of fiscal 2004 increased by $2.3 million, or 4.7% as compared with the third quarter of fiscal 2003, but decreased as a percentage of net sales to 55.5% from 57.6%. This decrease as a percentage of net sales was primarily the result of a decrease in the gross profit margin for the Knit product line due to a change in the mix of the products being manufactured and sold and increased labor costs.

Selling, general and administrative expenses for the third quarter of fiscal 2004 increased by $1.0 million, or 2.6% over the third quarter of fiscal 2003, but decreased as a percentage of net sales to 44.0% from 46.6%. Selling, general and administrative expenses increased during the period primarily due to an increase of approximately $0.9 million resulting from the opening of one new retail boutique, the relocation of four retail boutiques, the expansion of two retail boutiques and the opening of one new retail outlet store since the end of the second quarter of fiscal 2003 and an increase in costs of approximately $0.5 million related to the Company’s expanding operations in Japan. These increases were partially offset by a decrease in design sample expenses of approximately $0.5 million.

Operating income for the third quarter of fiscal 2004 increased by $1.3 million, or 13.7% as compared to the third quarter of fiscal 2003. Operating income as a percentage of net sales increased to 11.5% from 11.0% during the same period. This increase in operating income as a percentage of net sales was due to a decrease in selling, general and administrative expenses as a percentage of net sales, partially offset by a decrease in the gross profit margin for the period.

Interest expense for the third quarter of fiscal 2004 decreased by $0.5 million, or 8.9% from the third quarter of fiscal 2003. This decrease was primarily due to a decrease in the average debt balance from the third quarter of fiscal 2003.

First Nine Months Fiscal 2004 Compared to First Nine Months Fiscal 2003

Net sales for the first nine months of fiscal 2004 increased by $25.4 million, or 9.4% as compared to the first nine months of fiscal 2003. This increase was principally attributable to (i) an increase in sales by company-owned retail boutiques of approximately $11.3 million, approximately half of which was due to the relocation of two existing retail boutiques located in Beverly Hills, California and Chicago, Illinois and the addition of two new retail boutiques which were opened since the beginning of fiscal 2003, (ii) an increase in sales to domestic wholesale customers of approximately $7.2 million, (iii) an increase in international sales of approximately $4.4 million, primarily due to expanding operations in Japan and (iv) an increase in sales by company-owned retail outlet stores of approximately $3.6 million, due to the addition of three new retail outlet stores which were opened since the beginning of fiscal 2003. These increases were partially offset by a decrease in sales of approximately $1.3 million for the St. John Home stores which were closed during the first six months of fiscal 2003. Sales for company-owned retail boutiques open at least one year increased 10.7% during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. The overall increase in net sales was primarily due to a shift in sales to higher priced Knitwear garments and increased unit sales of the Sport product line during the first nine months of fiscal 2004 as compared to the same period of the prior year.

Gross profit for the first nine months of fiscal 2004 increased by $8.8 million, or 5.6% as compared with the first nine months of fiscal 2003, but decreased as a percentage of net sales to 55.7% from 57.7%. This decrease as a percentage of net sales was primarily the result of a decrease in the gross profit margin for the Knit product line due to a change in the mix of the products being manufactured and sold and increased labor costs, combined with a decrease in the gross profit margin for the Sport product line due to a change in the mix of products being manufactured and sold. These decreases were partially offset by an increase in the gross profit margin resulting from increased sales at company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

Selling, general and administrative expenses for the first nine months of fiscal 2004 increased by $6.8 million, or 5.7% over the first nine months of fiscal 2003, but decreased as a percentage of net sales to 43.3% from 44.8%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase of approximately $5.3 million resulting from the opening of two new retail boutiques, the relocation of four retail boutiques, the expansion of two retail boutiques and the opening of three new retail outlet stores since the beginning of fiscal 2003, (ii) an increase in costs related to the Company’s expanding operations in Japan of approximately $2.1 million, (iii) an increase in commission expense for boutique employees of approximately $0.9 million related to the increase in sales, (iv) an increase in promotional expenses for the retail boutiques of approximately $0.9 million, (v) executive recruiting and related costs of approximately $0.7 million, (vi) an increase in workers compensation insurance costs of approximately $0.5 million and (vii) approximately $0.5 million in costs related to the closure of one of the Company’s manufacturing facilities during the first quarter of fiscal 2004. These increases were partially offset by a decrease in advertising expenses of approximately $2.1 million, a decrease of approximately $1.9 million due to the closure of the St. John Home stores, a decrease in design sample expenses of approximately $1.1 million and a decrease in bad debt expenses of approximately $0.6 million.

Operating income for the first nine months of fiscal 2004 increased by $1.9 million, or 5.5% as compared to the first nine months of fiscal 2003. Operating income as a percentage of net sales decreased to 12.4% from 12.9% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin which was partially offset by a decrease in selling, general and administrative expenses as a percentage of net sales.

Interest expense for the first nine months of fiscal 2004 decreased by $2.7 million, or 14.2% from the first nine months of fiscal 2003. This decrease was primarily due to a decrease in the average debt balance from the first nine months of fiscal 2003, as well as a reduction in interest rates on the Company’s variable rate debt.

Other expenses decreased from $1.0 million for the first nine months of fiscal 2003 to income of less than $0.1 million for the first nine months of fiscal 2004. This change was primarily due to a gain of approximately $0.4 million recorded on the sale of one of the Company’s manufacturing facilities and royalty income of approximately $0.4 million recorded during the first nine months of fiscal 2004.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first nine months of fiscal 2004, cash provided by operating activities was $22.9 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accrued expenses, while cash used in operating activities was primarily used to fund an increase in inventories and a decrease in accrued interest expense and accounts payable. The decrease in accounts receivable was primarily due to lower wholesale sales in July 2004 as compared to October 2003. Inventory increased in each of the three categories, finished goods, raw materials and work in process. The increase in finished goods was primarily due to an increase in the Knit division as the Company increased its inventory level of some styles of finished garments in anticipation of reorders. In addition, finished goods inventory increased in the retail division and in Japan. The increase in raw materials was primarily due to an increase in the Knit division as the Company increased its yarn inventory with additional types of yarn and additional quantities in advance of the summer factory closures in Italy. Work in process inventory also increased for the Knit Division as the Company increased the number of garments in process to cover the projected increase in wholesale sales for the fourth quarter of fiscal 2004 as compared to the first quarter. Cash provided by investing activities was

$20.6 million during the first nine months of fiscal 2004. The principal source of cash provided by investing activities was the sale of the Company’s facilities located in Irvine and San Ysidro, California, which were subsequently leased back, and the sale of the Company’s manufacturing facility in Van Nuys, California, while the principal use of cash in investing activities was for (i) the construction of leasehold improvements for upgrades to company-owned retail boutiques, (ii) the construction of leasehold improvements for new, relocated or expanded retail boutiques, (iii) upgrades to the manufacturing operations, including the purchase of electronic knitting machines, (iv) the construction of St. John shops within the Company’s major wholesale customer locations and (v) costs incurred to upgrade the Company’s computer systems. Cash used in financing activities was $45.6 million during the first nine months of fiscal 2004, resulting from required prepayments of approximately $23.9 million arising from the sale of the properties noted above, a $5.0 million voluntary prepayment and scheduled payments made on the Company’s long-term debt.

As of August 1, 2004, the Company had approximately $77.2 million in working capital and $17.1 million in cash and cash equivalents. The Company’s principal source of liquidity is internally generated funds. As part of its credit facility with a syndicate of banks, the Company also has a $25.0 million revolving commitment, which expires on July 31, 2005. The revolving commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (4.25% at August 1, 2004) plus 1.75% or LIBOR (1.375% at August 1, 2004) plus 2.75%. The availability of funds under the revolving commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of August 1, 2004, the Company was in compliance with all covenants and no amounts were outstanding under the revolving commitment. The Company is currently reviewing its options concerning the renewal or replacement of its revolving commitment. The Company had $15.9 million of letters of credit outstanding at August 1, 2004 which reduces the amount available under the revolving commitment by a corresponding amount. The Company invests its excess cash in a money market fund.

Total debt outstanding decreased $40.5 million to $210.2 million during the nine months ended August 1, 2004. This decrease was due to $28.9 million in prepayments made on the Company’s long-term debt, along with scheduled principal payments made during the period. The Company’s outstanding debt was comprised of bank borrowings of $110.9 million and senior subordinated 12.5% notes (“12.5% notes”) of $100.0 million, excluding the unamortized issue discount of $0.7 million.

The Company completed a transaction to sell and leaseback four of its facilities located in Irvine, California during July 2004. The transaction resulted in net proceeds of approximately $19.8 million, which were used to prepay a portion of the Company’s outstanding bank debt. The Company signed lease agreements on each of the four facilities expiring in 2019. The initial annual lease payments under the new leases total approximately $1.7 million.

The Company’s primary ongoing cash expenditures are for debt service and the purchase of property and equipment. The Company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The Company believes it will be able to finance its debt service and capital investment requirements with internally generated funds and availability under the revolving credit facility through fiscal 2005. Beyond fiscal 2005, the Company will have a significant increase in the principal payments required on its bank borrowings resulting from the maturity of its senior credit facilities. As a result, the Company will probably need to raise additional capital or refinance such debt in order to satisfy its obligations. The Company’s ability to fund its primary ongoing cash expenditures and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.9 million of letters of credit outstanding at August 1, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company anticipates purchasing property and equipment of approximately $7.8 million during the remainder of fiscal 2004 and approximately $18.4 million during fiscal 2005, but is not contractually committed to do so. These amounts will be used principally for (i) the construction of leasehold improvements for the expansion or relocation of five of the Company’s retail boutiques, (ii) upgrades to the Company’s manufacturing operations, including the purchase of electronic knitting machines, (iii) the construction of St. John shops within the Company’s major wholesale customer locations and (iv) upgrades to the Company’s computer systems.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. There are no material restrictions on distributions to the Company from the Company’s wholly owned subsidiaries that have guaranteed the Company’s payment obligations under its 12.5% notes.

The Company may repurchase, from time to time, a portion of its 12.5% notes, subject to market conditions and other factors. No assurance can be given as to whether or when or at what prices such repurchases will occur. In addition, the Company may be required to repurchase up to $5.0 million annually of the common stock beneficially owned by Bob Gray, Marie Gray or Kelly Gray (the “Gray family”). In May 2004, as provided in the stockholders’ agreement and pursuant to Mr. Gray’s request, the Company redeemed 166,666 shares of SJKI’s common stock beneficially owned by him at a total cost of approximately $5.0 million.

SJKI has not paid any cash dividends since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future. SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities and 12.5% notes.

The Company’s EBITDA (EBITDA generally represents the net income of the Company excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) as defined in its credit agreement for its senior secured credit facilities was approximately $51.0 million and $47.6 million for the first nine months of fiscal 2004 and 2003, respectively, and $15.1 million and $13.4 million for the third quarter of fiscal 2004 and 2003, respectively. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the Company’s credit agreement, including a maximum leverage ratio and minimum fixed charge and interest expense coverage ratios. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as adjusted per the terms of the credit agreement) for the third quarter and first nine months of fiscal years 2004 and 2003:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
	(in thousands)		(in thousands)
Net income	$2,967	$1,938	$13,778	$8,889
Income taxes	1,907	1,155	6,529	5,763
Interest expense	5,393	5,920	16,374	19,078
Other (income) expense	188	185	(43)	988
Depreciation and amortization	4,209	4,137	12,636	12,528
Deferred rent expense	232	26	542	362
Gain on sale of fixed assets			390
Licensing income	126		394
Accrued letter of credit fees	105		354

Adjusted EBITDA	$15,127	$13,361	$50,954	$47,608

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements within the meaning of Securities and Exchange Commission regulation S-K Item 303(a)(4).

Credit Facility

The Company is a party to a credit agreement with a syndicate of banks, which initially provided for an aggregate principal amount of loans totaling $215.0 million. The credit agreement consisted of three facilities: (i) tranche A facility totaling $75.0 million, maturing July 31, 2005, (ii) tranche B facility totaling $115.0 million, maturing July 31, 2007 and (iii) the revolving credit facility totaling $25.0 million, maturing July 31, 2005.

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

Borrowings under the tranche A facility began to mature quarterly on November 2, 1999, while borrowings under the tranche B facility began to mature quarterly on November 2, 2000. The credit agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of the tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 75% of excess cash flow (as defined in the Company’s credit agreement); (ii) 75% of the net cash proceeds of a permitted asset sale (as defined in the Company’s credit agreement) and (iii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company’s financial performance). In July, the tranche A facility was retired as a result of the prepayments discussed above.

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

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Each ratio is calculated using EBITDA. In the event of non-compliance with any of these ratios, the Company would be in default under the credit agreement. The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s senior subordinated notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At August 1, 2004, the Company was in compliance with all covenants.

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

Redeemable Common Stock

SJKI is a party to a stockholders’ agreement with Vestar/Gray Investors, LLC, Vestar Capital Partners III, L.P. and the Gray family, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5.0 million of such common stock for all the Grays during any 12 month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12 month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes. In May 2004, as provided in the stockholders’ agreement and pursuant to Mr. Gray’s request, the Company redeemed 166,666 shares of SJKI’s common stock beneficially owned by him at a total cost of approximately $5.0 million.

The value of the Company’s redeemable common stock, as reported on the Company’s consolidated balance sheets, decreased from $26.4 million at November 2, 2003 to $22.8 million at August 1, 2004. This reduction was due to the redemption of 166,666 shares of the Company’s common stock held by Mr. Gray.

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

Wholesale Markdowns

The Company has arrangements with some of its major wholesale customers which may result in the Company reimbursing them for markdowns. The Company records an estimate of its liability under these arrangements at the time of sale, based upon historical experience. These estimates are based in part on projected sales and markdowns for these customers. While historical experience has been within management’s expectations, any significant variation from the projected sales or markdowns could cause the Company to change its estimates. Any such change in the Company’s estimates could affect the Company’s reported results.

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

Foreign Currency Translation

The Company sells its products to wholesale customers located in various parts of Europe in the customers’ local currencies, Euros and British Pounds. The Company also purchases its shoes, leather goods and various other raw material items from vendors located in Europe in Euros. Fluctuations in the exchange rates can have an effect on the sales revenues and expenses recorded in connection with such transactions. For fiscal years 2004 and 2003, the Company made the decision to allow its sales and purchases to act as a natural hedge. This decision was based upon the fact that the sales and purchases made in the foreign currencies were similar in amounts over each of the fiscal years. The Company has made a decision to hedge its sales made in Euros and Pounds for the first six months of fiscal 2005 through the purchase of forward contracts. The forward contracts were purchased based upon a percentage of the estimated sales for the period. The Company has not hedged any of its purchases to be made in Euros. Future changes in the exchange rates will continue to effect the Company’s reported results.

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

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the first nine months of fiscal year 2004.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates”, “believes”, “estimates”, “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipation that its sales for the fourth quarter of fiscal 2004 will exceed the prior year, (ii) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2004 and 2005, (iii) the Company’s belief that it will be able to fund its debt service and capital expenditure requirements with internally generated funds and the use of its revolving credit facility through fiscal 2005 and (iv) the Company’s anticipation that it will not pay cash dividends on its common stock in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the Company may enter into foreign exchange forward contracts. These contractual arrangements are entered into with a major financial institution. The Company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. The Company’s primary exposure to foreign exchange fluctuation is on the Euro and British Pound. At August 1, 2004, the Company held contracts maturing from December 31, 2004 to May 31, 2005 to sell 2.0 million Euros and 600,000 Pounds at an average exchange rate of 1.21 U.S. dollars to the Euro and 1.78 U.S. dollars to the Pound. The total tax effected fair value at August 1, 2004 was $(11,000) which was recorded as a component of stockholders’ equity and comprehensive income.

The Company also purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts. The Company did not hold any forward contracts to purchase Euros at August 1, 2004.

The Company made a decision to use its sales made in Euros as a natural hedge for the purchases of inventory items made in Euros for each of fiscal years 2004 and 2003. There can be no assurance that this strategy will fully offset the Company’s foreign currency exposure for the remainder of fiscal 2004.

The Company is also exposed to market risks related to fluctuations in interest rates on its bank borrowings under the credit agreement. The Company also holds fixed rate subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company has managed its exposure to changes in interest rates by issuing part of its debt with a fixed interest rate. Assuming that the balance of variable rate debt remains constant, a one percentage point increase in the interest rate from the first day of the year would result in an annual increase in interest expense of approximately $1.1 million.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of August 1, 2004, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of August 1, 2004.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 1, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid per Share
Third Quarter 2004:
May	166,666	(1)	$30.00
June
July

Total	166,666		$30.00

(1)	SJKI is a party to a stockholders’ agreement with Vestar/Gray Investors, LLC, Vestar Capital Partners III, L.P. and the Gray family, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, at fair value, up to a maximum of $5.0 million of such common stock for all the Grays during any 12 month period. In May 2004, pursuant to Mr. Gray’s request, the Company redeemed these shares of SJKI’s common stock beneficially owned by him.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

10.1	Employment agreement dated as of June 3, 2004 between St. John Knits, Inc. and Richard Cohen.

10.2	Agreement for Purchase and Sale and Lease of Property and Escrow Instructions dated June 11, 2004 by and between St. John Knits, Inc. and John R. Saunders Trust.

10.3	Lease agreement dated July 21, 2004 by and between St. John Knits, Inc. and JS SJK L.P. (lease covering the location at 17522 Armstrong Avenue in Irvine, California).

10.4	Lease agreement dated July 21, 2004 by and between St. John Knits, Inc. and JS SJK L.P. (lease covering the location at 17622 Armstrong Avenue in Irvine, California).

10.5	Agreement of intent to sell SJKI Common Stock by and between St. John Knits International, Incorporated and Bob Gray, dated May 21, 2004.

10.6	Form of Time Option Agreement for the Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2004

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/ RICHARD COHEN
Richard Cohen
Chief Executive Officer

By:	/S/ ROGER G. RUPPERT
Roger G. Ruppert
Executive Vice President-Finance and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Employment agreement dated as of June 3, 2004 between St. John Knits, Inc. and Richard Cohen.

10.2	Agreement for Purchase and Sale and Lease of Property and Escrow Instructions dated June 11, 2004 by and between St. John Knits, Inc. and John R. Saunders Trust.

10.3	Lease agreement dated July 21, 2004 by and between St. John Knits, Inc. and JS SJK L.P. (lease covering the location at 17522 Armstrong Avenue in Irvine, California).

10.4	Lease agreement dated July 21, 2004 by and between St. John Knits, Inc. and JS SJK L.P. (lease covering the location at 17622 Armstrong Avenue in Irvine, California).

10.5	Agreement of intent to sell SJKI Common Stock by and between St. John Knits International, Incorporated and Bob Gray, dated May 21, 2004.

10.6	Form of Time Option Agreement for the Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer