Form 10-K
period 2004-10-31
ST JOHN KNITS INTERNATIONAL INC
filed 2005-01-31
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

* The Registrant is not subject to the reporting requirements of Item 405.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of Registrant’s Common Stock held by nonaffiliates was approximately $13,097,000 as of May 2, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing price of the Common Stock on such date as reported on the OTC Bulletin Board quotation system).

As of January 26, 2005, the Registrant had 6,289,953 shares of Common Stock outstanding.

PART I

Item 1.	BUSINESS

Overview

St. John Knits International, Incorporated (“SJKI” and together with its subsidiaries, the “company”) is a leading designer, manufacturer and marketer of fine women’s clothing and accessories. The St. John name has been associated with high quality women’s knitwear for over 40 years. The company’s core knitwear product line consists of a collection of lifestyle clothing for women’s business, evening and casual needs. The company manufactures its products primarily to order and distributes them on a highly selective basis through a group of upscale retailers with whom it has long-term relationships, as well as through company-owned retail boutiques and outlet stores.

The company’s core knitwear products are considered unique and highly desirable by customers due to their classic styling, durability, comfort, fit and quality. These attributes, combined with selective distribution and targeted advertising, have created a loyal base of customers.

Products

The company’s products are organized primarily into six separate product lines: Knitwear, Sport, Shoes, Jewelry, Accessories and Home Accessories.

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

Basics. The Basics line is comprised of products which are sold throughout the year and which generally do not vary by season. These products consist of classic jackets, skirts and pants that are an integral part of women’s wardrobes, in solid black. Simplicity of design allows these products to be combined with any number of styles from any of the company’s product lines and worn for daytime or dressed up for evening. Retailers’ inventories of Basics products tend to be maintained throughout the year and reordered as necessary.

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

Sport. St. John Sport is a line of active lifestyle clothing which includes jackets, skirts, pants, tops and jeans and is targeted to the designer sportswear customer as well as the company’s core Knitwear customers. The line is manufactured in the company’s production facilities and by select outside contractors located throughout the world. The line includes various knit styles along with woven garments made from fabrics purchased primarily in Italy and Asia.

Non-apparel. The non-apparel group consists of shoes, jewelry, accessories and home accessories. During the fourth quarter of fiscal 2004, the company made the decision to discontinue the sale of these products to its wholesale customers due to the lower than expected overall profit margins the company was experiencing. These products are currently being sold in the company owned boutiques and outlet stores. Below is a brief description of each of these product lines.

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

Product Line	Selected Products	Range of Suggested Retail Prices
Knitwear
Collection	Dresses, Jackets, Pants, Skirts, Coats, Sweaters	$300-$1,600
Evening	Dresses, Jackets, Pants, Skirts, Dressy Separates	$400-$1,700
Basics	Jackets, Skirts, Pants	$250-$1,200
Couture	Dresses, Gowns, Jackets, Pants, Skirts	$450-$4,700
Sport	Jackets, Skirts, Pants, Tops, Jeans	$220-$1,600
Shoes	Pumps, Sling Backs, Loafers, Boots, Sandals	$250-$1,500
Jewelry	Earrings, Necklaces, Chokers, Pins, Bracelets	$ 45-$ 650
Accessories	Handbags, Belts	$125-$1,600
Home Accessories	Barware, Candle Holders, Napkin Rings	$ 45-$ 550

Sales by Product Line

The following is a comparison of the net sales by product line for fiscal years 2004, 2003 and 2002 :

	Fiscal Years
	2004	2003	2002
	(in thousands)
Knitwear	$302,660	$289,902	$276,038
Sport	67,829	59,172	61,843
Shoes(1)	4,728	5,175	5,171
Jewelry(1)	8,531	6,556	7,185
Accessories(1)	6,016	4,816	2,775
Home Accessories(1)	1,803	1,545	1,650
Coats(2)	3,675	1,238	1,428
Other(3)	361	1,739	6,144

Total Net Sales(4)	$395,603	$370,143	$362,234

(1)	The company discontinued the sale of these product lines to its wholesale customers during the fourth quarter of fiscal 2004.

(2)	These amounts primarily represent the sale of coats manufactured by a third party under a license agreement.

(3)	These amounts primarily represent the sale of items in St. John Home stores which were not manufactured by the company.

(4)	License revenues of approximately $600,000, $361,000 and $333,000 for fiscal years 2004, 2003 and 2002, respectively, are included in other income (expense) on the accompanying consolidated statements of income.

Licenses

During the first quarter of fiscal 2004, the company licensed the right to manufacture and sell swimsuits under the St. John name to a third party. The license expires on December 31, 2009. The St. John Swimsuit Collection offers a wide range of styles, including many with the company’s signature elements.

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

The company has also licensed to third parties the right to use the St. John name on retail stores at specified locations in South Korea, Russia, Kuwait and the United Arab Emirates. There currently are 19 such stores located in South Korea and one in Russia, Kuwait and the United Arab Emirates. The company does not receive royalties for the use of its name on these retail locations, but benefits through the sale of products to the licensees.

Manufacturing

The company has developed a vertically integrated manufacturing process which it believes is unique and critical to its success. During fiscal 2004, approximately 86% of the products sold by the company were manufactured at the company’s own facilities. The company twists and dyes its yarn, as well as knits, constructs, presses and finishes its knitwear products in its six facilities located in Southern California and one facility located in Mexico. The company manufactures its knitwear using its highly automated electronic knitting machines coupled with a skilled labor force. The company also manufactures the hardware used on its garments as well as its Jewelry and Home Accessories lines. Products not manufactured by the company include a portion of the Sport product line, as well as the Shoe and Accessories product lines.

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

The manufacturing process for its Knitwear line begins with the twisting together of wool and rayon on the company’s precision twisting machines in a unique process that produces the company’s signature yarn. The twisted yarn is transferred to the company’s dye house for dyeing based on garment orders received. The dyed yarn is knitted on the company’s computerized electronic knitting machines and then cut, assembled and finished in the company’s facilities. The company’s jewelry and hardware manufacturing plants produce the buttons and buckles for garments, as well as bracelets, earrings, necklaces, chokers and pins. The company also manufactures many of its woven products, as well as blouses, jeans and certain scarves.

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

Design

The company designs its garments to be consistent with its classic, timeless style. To accomplish this goal, design teams reference the prior season’s designs and patterns to establish a basis for the current season’s lines. The design teams also work closely with the sales force to incorporate current consumer preferences into the season’s line. Dye lots are kept consistent with prior years to enable consumers to augment their wardrobes over several seasons. Once design parameters for a particular item are established, the design teams work with the manufacturing group to plan construction details and hardware attachments, such as buttons, to ensure efficient manufacturing. The design management team has an average of 12 years of experience with the company.

Distribution

The company’s products are distributed primarily through a select group of specialty retailers and company owned retail boutiques and outlet stores.

Wholesale Customers. The company selectively distributes its products through some of the nation’s leading upscale retailers, including Saks Fifth Avenue, Neiman Marcus and Nordstrom, each of which accounted for more than 10% of the company’s net sales in fiscal 2004 (approximately 42.0% collectively) and have been customers of the company for over 30, 25 and 20 years, respectively. The company distributes its products to approximately 300 locations in the U.S. The company works with these and other customers to create in-store boutiques, which are designated areas devoted exclusively to the company’s products. Other significant customers of the company include select Bloomingdales, Marshall Field’s and Belks stores.

St. John Boutiques and Outlet Stores. In order to diversify its product distribution and enhance name recognition, the company began opening its own retail boutiques in 1989 and currently operates 32 such boutiques in the U.S. and Canada. Most of the company’s boutiques showcase the entire line of apparel products, which has helped to expand the distribution and enhance the brand awareness. The company also operates 13 outlet stores. The company’s outlet stores primarily sell seconds, design samples and slow-moving inventory from the company’s full-price boutiques.

St. John Home Stores. During 1997, the company began opening home furnishing stores and operated three such stores during fiscal 2002 under the name St. John Home. In addition, the company operated one St. John Home outlet store in Nevada. The company closed its last St. John Home store and the St. John Home outlet store during fiscal 2003.

International. The company sells its products to specialty retailers in Asia, Europe, Canada and Mexico. In Asia, the company has established relationships with a number of highly qualified retailers, including Lane Crawford in Hong Kong and China and ShinSegae in South Korea, and is seeking to increase its penetration in these accounts. In Japan, the company operates a wholly owned subsidiary that distributes its products throughout Japan and operates a number of small retail shops which are located within larger department stores, two in-hotel shops and two freestanding retail boutiques. The company operates one retail boutique in western Canada and one small boutique and one retail shop in Hong Kong. The company’s European efforts involve expanding and upgrading its relationships with high quality independent wholesale customers, principally in the United Kingdom, Germany, Belgium, Switzerland and the Netherlands. The company distributes its products to approximately 205 locations outside the U.S. During fiscal 2004, international sales to wholesale customers and sales through the company’s subsidiaries in Japan, Canada and Hong Kong accounted for approximately 11% of the company’s net sales.

The following table presents net sales by distribution category for fiscal years 2004, 2003 and 2002:

	Fiscal Years
	2004	2003	2002
	(in thousands)
Wholesale-domestic	$188,720	$181,046	$190,117
Retail-domestic	164,103	152,514	140,095
International(1)	42,780	36,583	32,022

Total	$395,603	$370,143	$362,234

(1)	International net sales include both wholesale and retail sales as discussed above.

Business Segment Information

The company has two reportable business segments, wholesale and retail sales. The company’s wholesale sales business consists primarily of six divisions: Knitwear, Sport, Shoes, Jewelry, Accessories and Home Accessories. For segment reporting purposes, international sales are aggregated into the wholesale business segment. For fiscal 2004 and 2003, retail sales were primarily generated through the company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. For segment information regarding net sales, operating profits, assets, capital expenditures and depreciation and amortization, as well as certain geographic information regarding net sales, see Note 17 of “Notes to Consolidated Financial Statements,” included herein.

Marketing

The company markets its Collection, Evening and Couture lines four times a year, during the Fall and Cruise/Spring seasons. These lines are shown beginning in January for delivery between May and October and beginning in July for delivery between November and April. Orders for each of these six-month delivery periods are received after showings, and the goods are then made to order. The company markets its Sport line three times per year. The company markets its Basics line throughout the year.

The company shows its product lines to wholesale buyers in its New York and Irvine showrooms. Members of the company’s senior management team work closely with major customers to develop sales plans and to determine the appropriate mix of merchandise. These detailed sales plans are based on past purchases, expected sales growth and profitability.

The company also shows its products in its Dusseldorf, Germany and Tokyo, Japan showrooms, as well as in other foreign countries at various times during the year using its outside sales representatives.

The company’s strategy is to sell its products to its wholesale accounts and to facilitate the sale of its products through to the ultimate consumer. The company employs a sales team, showroom personnel and customer service representatives. The sales team is currently comprised of 38 U.S. and five international field representatives. The sales team establishes and maintains in-store boutique presentations, develops close working relationships with store management and trains key sales people to be St. John specialists. The St. John specialists at certain key wholesale accounts are eligible for the company’s incentive rewards. In addition, the company’s customer service representatives monitor computerized information on each store’s sales and styles sold in an effort to track and increase sales.

In order to promote its upscale image, the company advertises in both national and international fashion magazines, including Vanity Fair, Vogue and W. In fiscal 2004, the company spent approximately $14.0 million on advertising. Management believes that this advertising approach enhances the company’s image. The company’s advertising features Kelly Gray as its Signature Model. The company also designs and produces seasonal exclusive St. John catalogs, which are distributed at the discretion of individual retailers and the company’s retail boutiques. Distribution is usually limited to target repeat purchasers or those who meet the company’s consumer profile.

Raw Materials and Suppliers

The company’s primary raw materials in the production of its Knitwear are wool and rayon. In fiscal 2004, the company purchased approximately $11.6 million of wool and approximately $3.5 million of rayon. The company uses the highest quality wool, primarily from Australia. Generally, a wool commitment is taken with the company’s primary U.S. spinner for a set quantity of wool based on the company’s forecasted wool requirements for approximately one year. Multiple spinners are available, both domestically and internationally, with comparable pricing for spun Australian wool yarn. The company generally holds an inventory of twisted yarn sufficient for approximately six weeks of production to protect it from potential supply interruptions. Rayon is available in raw or dyed form from various European and Japanese suppliers.

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

Geographic Information

The following table presents information related to the geographic areas in which the company operated during fiscal years 2004, 2003 and 2002:

	Fiscal Years
	2004	2003	2002
	(in thousands)
United States	$352,823	$333,560	$330,212
Asia	28,761	24,922	21,202
Europe	6,327	5,962	5,816
Canada	4,894	3,358	2,505
Other	2,798	2,341	2,499

	$395,603	$370,143	$362,234

For information on the Company’s assets by geographic area see Note 17 of “Notes to Consolidated Financial Statements,” included herein.

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

Employees

At October 31, 2004, the company had approximately 4,925 full-time employees. In the U.S. there were approximately 7 employees in management positions, 240 in design and sample production, 2,380 in production, 240 in quality control, 485 in retail, 95 in sales and advertising and the balance in clerical and office positions. In addition, the company had approximately 1,120 full-time employees working at the company’s manufacturing facility in Mexico and approximately 70 employees working at the company’s subsidiary in Japan, principally in retail and various clerical and office positions. The company is not party to any labor agreements. The company believes a significant number of its employees are highly skilled and that turnover among these employees has been minimal. The company considers its relationship with its employees to be good and has not experienced any interruption of its operations due to labor disputes.

Backlog

At October 31, 2004, the company had unfilled customer orders for the Cruise/Spring season of approximately $147.6 million compared with approximately $142.3 million as of November 2, 2003. Orders for the Cruise/Spring season are generally shipped during November through April. The company’s experience has been that the cancellations, rejections or returns of orders do not materially reduce the amount of sales realized from its backlog.

Risk Factors

Substantial Leverage and Debt Service. The company is highly leveraged. As of October 31, 2004, the company had total debt of approximately $207.2 million, of which approximately $107.8 million was senior debt, and a stockholders’ deficit of approximately $83.0 million, which resulted from the recapitalization of the company in connection with the mergers. In addition, the company may borrow money under its revolving credit facility which is intended to be used primarily for working capital. Subject to restrictions in the senior credit facilities and the indenture governing the company’s senior subordinated notes, the company may borrow more money for working capital, capital expenditures, acquisitions or other purposes.

The high level of debt could have important consequences, including the following:

•	the debt level makes the company more vulnerable to economic downturns and adverse developments in the business, may cause the company to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes and limits the ability to pursue other business opportunities and implement certain business strategies;

•	The company will need to use a large portion of the money it earns to pay principal and interest on its senior credit facilities and notes, which will reduce the amount of money available to finance operations and other business activities;

•	some of the outstanding debt has a variable rate of interest, which exposes the company to the risk of increased interest rates; and

•	the company may have a much higher level of debt than its competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

The company expects to obtain the money to pay expenses and the principal and interest on its outstanding notes and senior credit facilities from operations and from loans under its revolving credit facility. The ability to pay such amounts will depend on the company’s future performance, which will be affected by financial, business, economic and other factors. The company cannot control many of these factors, such as economic conditions in the markets and pressure from competitors. The company cannot be certain that the money it earns will be sufficient to pay principal and interest on the debt and meet any other obligations. If the money is not sufficient, the company may be required to refinance all or part of its existing debt, sell assets or borrow more money. The company cannot guarantee that it will be able to refinance its debt, sell assets or borrow more money on terms that are acceptable. In addition, the terms of existing or future debt agreements, including its senior credit facilities and the indenture governing its notes, may restrict the company from adopting any of these alternatives.

The inability to refinance the company’s credit agreement could affect its ability to operate its business. The company is currently negotiating with potential lenders to refinance its existing credit facility. If the company is unable to negotiate a new credit facility it may not be able to meet its payment obligations under its current agreements which could cause such debt, together with accrued interest, to be declared immediately due and payable.

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

During fiscal 2004 and 2003, net sales to the company’s three largest wholesale customers, Saks Fifth Avenue, Neiman Marcus and Nordstrom, totaled approximately 42% and 44% of net sales, respectively, with each exceeding 10% individually. Net sales to the company’s largest wholesale customer accounted for approximately 15% of net sales in fiscal 2004 and 16% of net sales in fiscal 2003. Although the company has long-established relationships with many of its customers, there are no long-term sales agreements. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the company’s business, financial condition and results of operations.

The company is controlled by Vestar Capital Partners III, L.P.(“Vestar”). Vestar beneficially owns approximately 81% of the outstanding common stock of SJKI. As a result, Vestar is able to effectively control the outcome of all matters requiring a stockholder vote, including the election of a majority of the directors of SJKI. Such ownership of common stock may have the effect of delaying, deferring or preventing a change of control.

A significant increase in the price or a decrease in the availability of wool or rayon, the company’s primary raw materials, could have a material adverse effect on the company’s business. The company’s principal raw materials are wool and rayon. In fiscal 2004, the company purchased approximately $11.6 million of wool and approximately $3.5 million of rayon. The price of wool and rayon may fluctuate significantly depending on world demand. There can be no assurances that such fluctuation in the price of wool or rayon will not affect the company’s business, financial condition and results of operations.

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

International operations expose the company to additional political, economic and regulatory risks not faced by businesses that operate only in the U.S. The company conducts international operations in Mexico, Europe, Asia and Canada. In fiscal 2004, approximately 11% of the company’s sales occurred outside the U.S., and approximately 14% of the company’s products were manufactured by third-party contractors, many of which were outside the United States. International operations are subject to risks similar to those affecting the U.S. operations in addition to a number of other risks, including:

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

Company-owned Properties

The general location, use and approximate size of the only company-owned property is set forth below. Such property is used in the company’s wholesale business segment.

Location	Use	Approximate Area in Square Feet
Tijuana, Mexico	Jewelry and Hardware Manufacturing, Sewing, Knitting	108,100

Leased Properties

The general location, use, approximate size and lease expiration date of the company’s principal leased properties are set forth below. All of such properties are used in the company’s retail business segment except as noted.

Location	Use	Approximate Area in Square Feet	Lease Expiration Date
Irvine, California(2)(3)	Sewing, Finishing, Shipping, Administrative Offices	171,100	7/2010
Irvine, California (1)(3)	Design Facility, Sewing, Warehousing, Shipping	110,500	7/2019
Irvine, California(4)	Warehousing, Administrative Offices, Shipping	90,100	7/2010
Irvine, California(3)(6)	Twisting, Dyeing, Warehousing	88,100	2/2013
Alhambra, California(3)(6)	Assembling, Sewing	41,000	8/2006
Irvine, California(1)(3)	Knitting	32,100	7/2019
Irvine, California(1)(3)	Corporate Headquarters, Showroom, Administrative Offices	26,200	7/2019
Irvine, California(1)(3)	Knitting, Sequins Manufacturing	20,500	7/2019
Costa Mesa, California	Retail Boutique	15,400	1/2014
New York, New York(3)	Showroom	12,300	6/2011
Chicago, Illinois	Retail Boutique	9,400	5/2018
Beverly Hills, California	Retail Boutique	8,400	10/2013
New York, New York(5)	Retail Boutique	7,500	6/2011
New York, New York(5)	Retail Boutique	6,200	6/2011
Las Vegas, Nevada	Retail Boutique	5,600	1/2009

(1)	These properties were sold and leased back during fiscal 2004.

(2)	The company leases this property from a general partnership in which the company holds a 50 % interest.

(3)	This property is used in the company’s wholesale business segment.

(4)	This property is used in both the company’s retail and wholesale business segment.

(5)	The square footage of the retail boutique located on 5th Avenue in New York City is covered by these two leases.

(6)	These properties are owned by partnerships in which Bob and Marie Gray own a significant interest. See Item 13—Certain Relationships and Related Transactions.

As of October 31, 2004, annual base rents for the company’s leased properties listed in the table above ranged from approximately $160,000 to $1,500,000. In general, the terms of these leases provide for rent escalations dependent upon either increases in the lessor’s operating expenses or fluctuations in the consumer price index in the relevant geographical area.

The company believes that there are facilities available for lease in the event that either the productive capacities of the company’s manufacturing facilities need to be expanded or a current lease of a facility expires. The company also leases space for 27 additional retail boutiques, one additional showroom, two additional manufacturing and warehouse facilities and 13 outlet stores.

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

	Fiscal 2004		Fiscal 2003
Quarter	High	Low	High	Low
Fourth	$37.00	$32.00	$30.00	$27.50
Third	$32.50	$27.50	$30.00	$27.50
Second	$33.00	$27.75	$28.00	$27.55
First	$30.00	$27.00	$33.00	$27.25

As of January 26, 2005, there were approximately 25 holders of record of SJKI’s common stock.

SJKI has never declared dividends on its common stock and does not intend to pay dividends on its common stock in the future. SJKI’s ability to pay dividends depends upon the receipt of dividends from St. John, which is a wholly owned subsidiary of SJKI. In addition, SJKI’s ability to pay dividends on its common stock is restricted by the terms of its senior credit facilities and the indenture governing its senior subordinated notes as well as limitations under applicable law and other factors the board of directors deems relevant. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 9 of “Notes to Consolidated Financial Statements.”

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements of the company. This information should be read in conjunction with the company’s audited consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended
	October 31, 2004	November 2, 2003	November 3, 2002	October 28, 2001	October 29, 2000
	(in thousands, except per share amounts)
Income Statement Data:
Net sales	$395,603	$370,143	$362,234	$365,921	$336,459
Cost of sales	179,172	156,642	154,508	159,484	141,097

Gross profit	216,431	213,501	207,726	206,437	195,362
Selling, general and administrative expenses	175,259	163,213	143,904	137,325	123,251

Operating income	41,172	50,288	63,822	69,112	72,111
Interest expense	21,536	24,395	23,674	28,344	31,787
Other income (expense)	50	(1,537)	358	4,036	1,000

Income before income taxes	19,686	24,356	40,506	44,804	41,324
Income taxes	6,238	9,474	16,201	18,925	17,511

Net income	$13,448	$14,882	$24,305	$25,879	$23,813

Net income allocated to common stockholders	$13,448	$14,882	$20,847	$21,006	$19,612

Net income per common share-diluted	$2.11	$2.23	$3.14	$3.17	$3.00

Weighted average shares outstanding-diluted	6,383	6,678	6,642	6,623	6,546

	As of
	October 31, 2004	November 2, 2003	November 3, 2002	October 28, 2001	October 29, 2000
	(in thousands)
Balance Sheet Data:
Working capital	$72,908	$68,908	$86,038	$71,025	$69,821
Total assets	207,997	234,138	235,907	222,223	218,499
Long-term debt	189,062	231,755	259,104	243,291	261,847
Mandatorily redeemable preferred stock	—	—	—	25,000	25,000
Redeemable common stock	26,370	26,381	54,060	27,132	29,069
Stockholders’ deficit	(82,992)	(91,667)	(129,790)	(123,924)	(146,670)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and the notes related thereto.

Results of Operations

The following table is derived from the company’s consolidated statements of income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Fiscal Year Ended
	October 31, 2004	November 2, 2003	November 3, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.3	42.3	42.7

Gross profit	54.7	57.7	57.3
Selling, general and administrative expenses	44.3	44.1	39.7

Operating income	10.4	13.6	17.6
Interest expense	5.4	6.6	6.5
Other income (expense)	—	(0.4)	0.1

Income before income taxes	5.0	6.6	11.2
Income taxes	1.6	2.6	4.5

Net income	3.4%	4.0%	6.7%

Fiscal 2004 Compared to Fiscal 2003

Net sales for fiscal 2004 increased by $25.5 million, or 6.9% as compared to fiscal 2003. This increase was principally attributable to (i) an increase in sales by company-owned retail boutiques of approximately $10.0 million, approximately half of which was due to the relocation of two existing retail boutiques located in Beverly Hills, California and Chicago, Illinois and the addition of two new retail boutiques which were opened since the beginning of fiscal 2003, (ii) an increase in sales to domestic wholesale customers of approximately $7.7 million, (iii) an increase in international sales of approximately $6.2 million, primarily due to expanding operations in Japan and increased sales by the retail boutique located in Vancouver, Canada and (iv) an increase in sales by company-owned retail outlet stores of approximately $2.8 million, due to the addition of three new retail outlet stores, which were opened since the beginning of fiscal 2003. These increases were partially offset by a decrease in sales of approximately $1.3 million for the St. John Home stores, which were closed during the first six months of fiscal 2003. Sales for company-owned retail boutiques open at least one year increased 7.1% during fiscal 2004 as compared to fiscal 2003. The overall increase in net sales was primarily due to a shift in sales to higher priced Knitwear garments and increased unit sales of the Sport product line during fiscal 2004 as compared to the prior year. The company has made the decision to close four of its retail boutiques during fiscal 2005 and, combined with its decision in the fourth quarter of fiscal 2004 to stop selling its non-apparel products to its wholesale customers, is therefore expecting net sales to decrease slightly during fiscal 2005 as compared to fiscal 2004. This anticipated decrease in net sales is not expected to materially impact operating income.

Gross profit for fiscal 2004 increased by $2.9 million, or 1.4% as compared with fiscal 2003, but decreased as a percentage of net sales to 54.7% from 57.7%. This decrease as a percentage of net sales was primarily the result of a decrease in the gross profit margin for the Knitwear and Sport product lines due to a change in the mix of the products being manufactured and sold to lower margin styles and increased labor costs relating to the Knitwear product line. In addition, the company recorded an increase to cost of sales of approximately $3.2 million to write down the non-apparel inventory to its estimated net realizable value due to the company’s decision to curtail the sale of non-apparel items to its wholesale customers. These decreases were partially offset by an increase in the gross profit margin resulting from increased sales at company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

Selling, general and administrative expenses for fiscal 2004 increased by $12.0 million, or 7.4% over fiscal 2003, and increased as a percentage of net sales to 44.3% from 44.1%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase of approximately $6.0 million resulting from the opening of two new retail boutiques, the relocation of five retail boutiques, the expansion of four retail boutiques and the opening of three new retail outlet stores since the beginning of fiscal 2003, (ii) the write down of the book value of the assets related to four of the company’s retail boutiques of $4.4 million, (iii) an increase in costs related to the company’s expanding operations in Japan of approximately $2.4 million, (iv) executive recruiting and related costs of approximately $1.1 million, (v) an increase in commission expense for boutique employees of approximately $0.9 million related to the increase in sales and (vi) approximately $0.5 million in costs related to the closure of one of the company’s manufacturing facilities during the first quarter of fiscal 2004. The $4.4 million write down of retail boutique assets consisted primarily of leasehold improvements and was due to the company’s decision to close such boutiques during fiscal 2005. These increases were partially offset by a decrease in advertising expenses of approximately $2.0 million, a decrease of approximately $1.9 million due to the closure of the St. John Home stores during fiscal 2003 and a decrease in design sample expenses of approximately $0.5 million.

Operating income for fiscal 2004 decreased by $9.1 million, or 18.1% as compared to fiscal 2003. Operating income as a percentage of net sales decreased to 10.4% from 13.6% during the same period. This decrease in operating income as a percentage of net sales was due to a decrease in the gross profit margin combined with an increase in selling, general and administrative expenses as a percentage of net sales.

Interest expense for fiscal 2004 decreased by $2.9 million, or 11.7% from fiscal 2003. This decrease was primarily due to a decrease in the average debt balance from fiscal 2003, as well as a reduction in interest rates on the company’s variable rate debt.

Other expenses decreased from $1.5 million for fiscal 2003 to income of less than $0.1 million for fiscal 2004. This decrease in other expenses was primarily due to a loss of $0.9 million recorded on the disposition of fixed assets during fiscal 2003, a gain of approximately $0.4 million recorded on the sale of one of the company’s manufacturing facilities during fiscal 2004 and an increase in royalty income of approximately $0.2 million during fiscal 2004 as compared to fiscal 2003.

Income taxes for fiscal 2004 decreased by $3.2 million from fiscal 2003. The tax rate decreased from 38.9% to 31.7% during the same period. This decrease in the tax rate was primarily due to an adjustment recorded during the first quarter of fiscal 2004 to reduce the company’s tax liability for potential income tax audit issues which were resolved during the period.

Fiscal 2003 Compared to Fiscal 2002

Net sales for fiscal 2003 increased by $7.9 million, or 2.2% as compared to fiscal 2002. This increase was principally attributable to (i) an increase in sales by company-owned retail outlet stores of approximately $9.7 million, including $5.2 million related to the addition of four retail outlet stores since the beginning of fiscal 2002, (ii) an increase in sales by company-owned retail boutiques of approximately $8.1 million, due to an increase in sales of $10.1 million related to six new retail boutiques which were added since the beginning of fiscal 2002 and (iii) an increase in international sales of approximately $4.6 million. These increases were partially offset by a decrease in sales to domestic wholesale customers of approximately $10.4 million, primarily due to a reduction of approximately $8.5 million associated with the bankruptcy filing and subsequent liquidation of Jacobson Stores, Inc. (“Jacobson”) and a decrease in sales of approximately $4.0 million for the St. John Home stores, which the company closed in early fiscal 2003. Sales for company-owned retail boutiques open at least one year decreased 1.2% during fiscal 2003 as compared to fiscal 2002. The overall increase in net sales was primarily the result of increased unit sales of the Knitwear product line.

Gross profit for fiscal 2003 increased by $5.8 million, or 2.8% as compared with fiscal 2002, and increased as a percentage of net sales to 57.7% from 57.3%. This increase in the gross profit margin was predominately the result of an increase in the gross profit margin for the company-owned retail boutiques due to lower point of sale markdowns.

Selling, general and administrative expenses for fiscal 2003 increased by $19.3 million, or 13.4% over fiscal 2002, and increased as a percentage of net sales to 44.1% from 39.7%. Selling, general and administrative expenses increased during the period primarily due to (i) an increase in expenses of approximately $11.6 million, resulting from the opening of six company-owned retail boutiques, the relocation of three retail boutiques, the expansion of two retail boutiques and the opening of four retail outlet stores since the beginning of fiscal 2002, (ii) an increase in the expenses for the purchase of design samples of approximately $2.7 million, (iii) an increase in advertising expenses of approximately $2.3 million, relating to an increase in the number of print ads placed during fiscal 2003, (iv) an increase in costs related to the company’s expanding operations in Japan of approximately $1.3 million, (vi) an increase in bad debt expenses of approximately $1.0 million, primarily relating to the Jacobson bankruptcy and (vii) an increase in design salary expense of approximately $0.9 million. The increase in expenses for the new and relocated/expanded retail boutiques and outlet stores is primarily comprised of rent, depreciation, salaries and other operational expenses.

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

Liquidity and Capital Resources

The company’s primary cash requirements are to fund payments required to service the company’s debt, to fund the company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During fiscal 2004, cash provided by operating activities was $30.9 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and an increase in accounts payable, while cash used in operating activities was primarily used to fund an increase in inventories. The decrease in accounts receivable was primarily due to lower wholesale sales in October 2004 as compared to October 2003. Inventory increased in each of the three categories, finished goods, work in process and raw materials, with the largest increase coming in the finished goods category. The increase in finished goods inventory was primarily due to an increase in the Knitwear division as the company increased its inventory level of some styles of finished garments in anticipation of reorders and had completed certain styles for shipment in November 2004. In addition, finished goods inventory increased in the retail division and in Japan. The increase in raw materials was primarily due to an increase in the Knitwear division as the company increased its yarn inventory with additional types of yarn. Work in process inventory also increased for the Knitwear division as the company increased the number of garments in the production cycle. Cash provided by investing activities was $15.6 million during fiscal 2004. The principal source of cash provided by investing activities was the sale of the company’s facilities located in Irvine and San Ysidro, California, which were subsequently leased back, and the sale of the company’s manufacturing facility in Van Nuys, California, while the principal use of cash in investing activities was for (i) the construction of leasehold improvements for upgrades to company-owned retail boutiques, (ii) the construction of leasehold improvements for new, relocated or expanded retail boutiques, (iii) upgrades to the manufacturing operations, including the purchase of electronic knitting machines, (iv) the construction of St. John shops within the company’s major wholesale customer locations and (v) costs incurred to upgrade the company’s computer systems. Cash used in financing activities was $48.4 million during fiscal 2004, resulting from required debt prepayments of approximately $23.9 million arising from the sale of the properties noted above, a $5.0 million voluntary prepayment and scheduled payments made on the company’s long-term debt and the redemption of $5.0 million of the company’s redeemable common stock from its former Chief Executive Officer.

As of October 31, 2004, the company had approximately $72.9 million in working capital and $17.8 million in cash and cash equivalents. The company’s principal source of liquidity is internally generated funds. As part of its credit facility with a syndicate of banks, the company also has a $25.0 million revolving commitment, which expires on July 31, 2005. The revolving commitment is secured and borrowings thereunder bear interest at the company’s choice of the bank’s borrowing rate (4.75% at October 31, 2004) plus 1.75% or LIBOR (2.19% at October 31, 2004) plus 2.75%. The availability of funds under the revolving commitment is subject to the company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of October 31, 2004, the company was in compliance with all covenants and no amounts were outstanding under the revolving commitment. The company is currently negotiating the renewal or replacement of its revolving commitment. The company had $15.3 million of letters of credit outstanding at October 31, 2004 which reduces the amount available under the revolving commitment by a corresponding amount. The company invests its excess cash in a money market fund.

Total debt outstanding decreased $43.4 million to $207.2 million during fiscal 2004. This decrease was due to $28.9 million in prepayments made on the company’s long-term debt, along with scheduled principal payments made during the period. The company’s outstanding debt was comprised of bank borrowings of $107.8 million and senior subordinated 12.5% notes (“12.5% notes”) of $100.0 million, excluding the unamortized issue discount of $0.6 million.

The company completed a transaction to sell and leaseback four of its facilities located in Irvine, California during July 2004. The transaction resulted in net proceeds of approximately $19.8 million, which were used to prepay a portion of the company’s outstanding bank debt. The company recorded a deferred gain of approximately $3.5 million related to the transaction. The company signed lease agreements on each of the four facilities expiring in 2019. The initial annual lease payments under the new leases total approximately $1.7 million.

The company’s primary ongoing cash expenditures are for debt service and the purchase of property and equipment. The company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the senior subordinated notes. The company believes it will be able to finance its debt service and capital investment requirements with internally generated funds and availability under the revolving credit facility through at least fiscal 2005. Beyond fiscal 2005, the company will have a significant increase in the principal payments required on its bank borrowings resulting from the maturity of its senior credit facilities. As a result, the company will probably need to raise additional capital or refinance such debt in order to satisfy its obligations. The company is currently negotiating with potential lenders to refinance its long-term debt. The company expects the refinancing to be completed during the first half of fiscal 2005.

The table below summarizes the payments due for specific known contractual obligations as of October 31, 2004:

	Fiscal Years
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in thousands)
12.5% notes	$—	$—	$—	$—	$100,000	$—	$100,000
Variable rate debt	18,181	44,829	44,829	—	—	—	107,839
Operating leases	24,852	24,589	24,052	23,672	22,672	82,539	202,376
Other(1)	10,376	3,085	3,135	2,435	2,435	—	21,466

Total obligations	$53,409	$72,503	$72,016	$26,107	$125,107	$82,539	$431,681

(1)	Includes obligations for the purchase of yarn under contracts and payments under employment agreements, including employment agreements entered into during December 2004. In addition, the company also enters into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services and are not reflected in this line item.

In addition to the obligations above, during its normal course of business, the company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The company had $15.3 million of letters of credit outstanding at October 31, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The company will be required to issue additional letters of credit totaling approximately $3.6 million during fiscal 2005 for potential future workers’ compensation claims. The company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the company could be obligated to make. The company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

In addition to the fiscal 2005 payments included in the table above, the company anticipates purchasing property and equipment of approximately $14.7 million during fiscal 2005 but is not contractually committed to do so. The estimated $14.7 million will be used principally for (i) the implementation of a new computer system for the retail division, (ii) the construction of St. John shops within the company’s major wholesale customer locations, (iii) upgrades to the company’s computer systems and (iv) upgrades to the company’s production facilities, including the purchase of electronic knitting machines.

Under certain conditions, the company may be required to repurchase a portion of the common stock beneficially owned by Bob, Marie or Kelly Gray, not to exceed $5.0 million in any 12 month period. Any such repurchases would be limited by the restrictions of the agreements under the credit facilities and senior subordinated notes. See Notes 9 and 10 of “Notes to Consolidated Financial Statements,” included herein.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. Except for restrictions under applicable law, there are no material restrictions on distributions to the company from the company’s wholly owned subsidiaries that have guaranteed the company’s payment obligations under its 12.5% notes. See Note 18 of “Notes to Consolidated Financial Statements,” included herein.

SJKI did not make any payment of dividends during fiscal years 2004, 2003 and 2002, and does not anticipate the payment of any cash dividends on its common stock in the future.

The company’s debt covenant EBITDA (“EBITDA” which is defined in the company’s credit agreement for its senior secured credit facilities as net income, excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) was $64.3 million and $67.8 million for fiscal 2004 and 2003, respectively. EBITDA as defined by the company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the company’s credit agreement, including a maximum leverage ratio and minimum fixed charge and interest expense coverage ratios. The company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as defined in the terms of the credit agreement) for fiscal years 2004 and 2003:

	Fiscal Years
	2004	2003
	(in thousands)
Net income	$13,448	$14,882
Income taxes	6,238	9,474
Interest expense	21,536	24,396
Depreciation and amortization	16,663	16,690
Write down of retail assets	4,395	—
Deferred rent expense	639	460
Gain on sale of fixed assets	390	—
Licensing income	600	360
Accrued letter of credit fees	474	—
Other (income) expense	(50)	1,537

Debt covenant EBITDA	$64,333	$67,799

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

The credit agreement requires the company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Each ratio is calculated using EBITDA as defined in the credit agreement. In the event of non-compliance with any of these ratios, the company would be in default under the credit agreement. The credit agreement also contains additional covenants that, among other things, restrict the ability of the company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the company from declaring or paying any dividends or making any payments with respect to the company’s 12.5% notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At October 31, 2004, the company was in compliance with all covenants.

Senior Subordinated 12.5% Notes

In addition to the credit facilities described above, the company has outstanding $100 million of senior subordinated notes (the “notes”). The notes are unsecured and mature on July 1, 2009. The notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. Interest on the notes is payable semiannually to the holders of record. The notes are subject to redemption by the company beginning July 1, 2004. The indenture governing the notes limits, among other things, the payment of dividends, the incurrence of additional indebtedness and other restricted payments. The indenture contains customary events of default.

Redeemable Common Stock

SJKI is a party to a stockholders’ agreement with St. John, Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5.0 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their employment agreements with the company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the 12.5% notes.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, as provided in the stockholders’ agreement, pursuant to Mr. Gray’s request, the company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5.0 million, or $55.79 per share. In May 2004, in accordance with the terms of the stockholders’ agreement, the company redeemed at fair market value, 166,666 shares of SJKI’s common stock beneficially owned by Mr. Gray at a total cost of $5.0 million, or $30.00 per share.

The value of the company’s redeemable common stock, as reported on the company’s consolidated balance sheets, remained constant at $26.4 million at October 31, 2004 and November 3, 2003. The company purchased shares from Mr. Gray as discussed above, which was offset by an increase in the fair market value of the company’s common stock.

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

Foreign Currency Translation

The company sells its products to wholesale customers located in various parts of Europe in the customers’ local currencies, Euros and British Pounds. The company also purchases its shoes, leather goods and various other raw material items from vendors located in Europe in Euros. Fluctuations in the exchange rates can have an effect on the sales revenues and expenses recorded in connection with such transactions. For fiscal years 2004 and 2003, the company made the decision to allow its sales and purchases to act as a natural hedge. This decision was based upon the fact that the sales and purchases made in the foreign currencies were similar in amounts over each of the fiscal years. The company has made a decision to hedge its sales made in Euros and Pounds for the first six months of fiscal 2005 through the purchase of forward contracts. The forward contracts were purchased based upon a percentage of the estimated sales for the period. The company has not hedged any of its purchases to be made in Euros. Future changes in the exchange rates will continue to affect the company’s reported results.

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

New Accounting Pronouncements

See Note 2(p) “New Accounting Pronouncements” included under the caption “Notes to Consolidated Financial Statements” included elsewhere in this document.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements, which describe the company’s beliefs concerning future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates,” “believes,” “estimates,” “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to, among other things: (i) the company’s anticipated purchases of property and equipment during fiscal 2005, (ii) the company’s belief that it will be able to fund its working capital and capital expenditure requirements with internally generated funds and borrowings under the revolving credit facility through fiscal 2005, (iii) the company’s anticipation that it will not pay cash dividends on its common stock in the future and (iv) the company’s expectations regarding its ability to refinance its long-term debt during the first half of fiscal 2005.

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

The company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the company may enter into foreign exchange forward contracts. These contractual arrangements are typically entered into with a major financial institution. The company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. The company’s primary exposure to foreign exchange fluctuation is on the Euro and British Pound. At October 31, 2004, the company held contracts maturing from December 31, 2004 to May 31, 2005 to sell 2.0 million Euros and 600,000 Pounds at an average exchange rate of 1.21 U.S. dollars to the Euro and 1.78 U.S. dollars to the Pound. The total tax effected fair value at October 31, 2004 was a loss of $106,000, which was recorded as a component of stockholders’ equity and comprehensive income.

The company also purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the company may enter into forward contracts. The company did not hold any forward contracts to purchase Euros at October 31, 2004.

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

The table below details the principal amounts due and the average nominal interest rates for the debt in each category based on the expected maturity dates and applicable amortization schedules. The carrying value of the variable rate debt approximates fair value as the interest rate is adjusted to market periodically. The 12.5% notes are publicly traded and the fair value is based upon the quoted market value at October 31, 2004.

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Fixed rate 12.5% notes	$—	$—	$—	$—	$100,000	$—	$100,000	$107,420
Average interest rate					12.5%		12.5%
Variable rate debt	$18,181	$44,829	$44,829	$—	$—	$—	$107,839	$107,839
Average interest rate(1)	5.7%	5.7%	5.7%				5.7%

(1)	The average interest rate is based upon the actual rate in place as of October 31, 2004.

The company does not believe that the future market rate risks related to the above securities will have a material impact on the company or the results of its operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits and Financial Statement Schedules - Index to Consolidated Financial Statements” for a listing of the consolidated financial statements and supplementary data filed with this report.

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

The company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2004, the end of the period covered by this report. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2004.

There have been no changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2004 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth certain information concerning the directors and executive officers of SJKI:

Name	Position with St. John Knits International	Age
James Kelley	Chairman of the Board	50
Richard Cohen	Director and Chief Executive Officer	50
Kelly Gray	Director and Creative Director	38
Bruce Fetter	Director and Chief Operating Officer	50
Marie Gray	Vice Chairman of the Board and Chief Designer	68
Roger Ruppert	Executive Vice PresidentFinance and Chief Financial Officer	61
Robert Green	Executive Vice President – Sales and Marketing	49
Max Weinstein	Executive Vice President - Operations	57
Bob Gray	Director and Honorary Chairman	79
Daniel O’Connell	Director	50
Sander Levy	Director	43
Christopher Henderson	Director	37
Philip Miller	Director	66

Biographical Information

James Kelley, a director of the company since July 1999, was appointed as Chairman of the Board in November 2002. Mr. Kelley is President of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Kelley is a director of Consolidated Container Holdings, LLC.

Richard Cohen, a director of the company since September 2004, has served as Chief Executive Officer of the company since August 2004. Prior to joining the company, Mr. Cohen was the Chief Executive Officer of Ermenegildo Zegna North America, a wholesale and retail apparel company, from 1987 to August 2004.

Kelly Gray, a director of the company since October 1994, has served as Creative Director since June 1991. She also served as Co-Chief Executive Officer of the company from November 2002 to August 2004 and as President of the company from April 1996 until November 2002. In addition, she has been the company’s Signature Model since 1982. Prior to becoming Creative Director, Ms. Gray headed the company’s advertising department from 1988 to June 1991 and held various other administrative positions with the company. Ms. Gray is the daughter of Bob Gray and Marie Gray.

Bruce Fetter, a director of the company since November 2002, has served as Chief Operating Officer of the company since October 2001. He also served as Co-Chief Executive Officer of the company from November 2002 to August 2004, as Co-President and Chief Operating Officer of the company from October 2001 until November 2002 and as Executive Vice President and Chief Operating Officer of the company from June 1999 until October 2001. Prior to that he served as Senior Vice President and Chief Operating Officer of the company from November 1997 to June 1999. He joined the company in January 1997 as Vice PresidentDistribution and in April 1997 was appointed Senior Vice PresidentOperations. From August 1994 to December 1996 he held the position of Vice PresidentLogistics for Bob’s Stores, a division of the Melville Corporation.

Marie Gray, Vice Chairman of the Board since May 2003 and a director since inception, is a co-founder of St. John and has served as Chief Designer of the company since its inception in 1962. Ms. Gray served as Secretary of the company from March 1993 to November 2002. Prior to forming St. John, Ms. Gray was a fashion model, served as hostess of the Queen For a Day television show and was a fit model for some of the leading designers in the Los Angeles area. Ms. Gray is the wife of Bob Gray and the mother of Kelly Gray.

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

Robert Green was appointed Executive Vice President – Sales & Marketing of the company in January 2005. Prior to joining the company, Mr. Green was President and Chief Executive Officer of Vestimenta, an apparel company, from November 2003 to December 2004. From 1994 to November 2003, Mr. Green was employed by Ermenegildo Zegna, most recently serving as Executive Vice President, Sales & Marketing.

Max Weinstein was appointed Executive Vice President – Operations of the company in January 2005. Prior to joining the company, Mr. Weinstein had managed worldwide operations functions, including product development, production, distribution, information technology and facilities management for Calvin Klein since 1999, most recently serving as Corporate Senior Vice President, Global Operations. Mr. Weinstein has over 30 years experience in the apparel industry.

Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer effective November 2002. He is a co-founder of St. John and served as Chairman of the Board of the company since its inception in 1962. Mr. Gray remains a director of the company and Honorary Chairman of the Board. He also served as Chief Executive Officer of the company from its inception until February 2001 and was re-appointed Chief Executive Officer in October 2001. Prior to forming St. John, Mr. Gray held various sales and production positions with Cannady Creations, a small sportswear company, from 1952 to 1962, his last position being General Manager. Mr. Gray is the husband of Marie Gray and the father of Kelly Gray.

Daniel O’Connell, a director of the company since July 1999, is the Chief Executive Officer and founder of Vestar Capital. Mr. O’Connell is a director of Birds Eye Foods, Inc., FL Selenia S.p.A., Solo Cup company and Sunrise Medical Inc.

Sander Levy, a director of the company since July 1999, is a Managing Director of Vestar Capital and was a founding partner of Vestar Capital at its inception in 1988. Mr. Levy is a director of Symetra Financial Corporation, Wilton Re Holdings Limited and Gleason Corporation.

Christopher Henderson, a director of the company since June 2001, is a Managing Director of Vestar Capital and has been a member of the firm since 1993. Mr. Henderson is a director of Gold Toe Corp.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The company’s Board of Directors has determined that James Kelley and Sander Levy, directors and members of the audit committee, are Audit Committee Financial Experts. Messrs. Kelley and Levy are not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned by the named executive officers of the company (collectively, the “Named Executive Officers”) for services in all capacities to SJKI and its subsidiaries for the fiscal years indicated:

	Annual Compensation						Long Term Compensation Awards
	Year	Salary		Bonus	Other Annual Compensation		Shares of Common Stock Underlying Options	All Other Compensation
Richard Cohen(1) Chief Executive Officer	2004	$252,115		$300,000	$171,827	(2)	200,000	$23,340	(3)
Kelly Gray(4) Creative Director and former Co-Chief Executive Officer	2004 2003 2002	$1,286,893 1,280,298 1,187,705	(5) (5) (5)	— — —	* * *		— — —	— — —
Bruce Fetter(4) Chief Operating Officer and former Co-Chief Executive Officer	2004 2003 2002	$790,827 760,849 685,701		— — —	* * *		— 50,000 25,000	— — —
Marie Gray Chief Designer	2004 2003 2002	$814,562 884,791 834,533		— — —	* * *		— — —	— — —
Roger Ruppert Chief Financial Officer	2004 2003 2002	$360,828 352,699 340,908		— — —	* * *		— — 1,667	— — —

*	Indicates that the aggregate amount of perquisites and other personal benefits, securities or property paid did not exceed the lesser of 10% of such officer’s total annual salary and bonus for such year or $50,000.

(1)	Mr. Cohen joined the company as Chief Executive Officer in August 2004.

(2)	This amount includes payments made on behalf of Mr. Cohen of $79,000 for a medical reimbursement plan, as well as payments made to Mr. Cohen of $49,300 for moving and living expenses in connection with his relocation and income tax reimbursement payments associated with such relocation expenses of $34,700.

(3)	This amount represents personal life insurance policy premiums paid by the company.

(4)	Ms. Gray and Mr. Fetter served as Co-Chief Executive Officers of the company from November 2002 through August 2004. In fiscal 2003 each of them also served as Co-Presidents.

(5)	This amount includes modeling fees of $500,000 which were paid to Ms. Gray during each of fiscal years 2004, 2003 and 2002.

Employment Agreements

The company is a party to employment agreements with each of Richard Cohen, Kelly Gray and Marie Gray. Mr. Cohen’s employment agreement with the company expires August 9, 2009, subject to automatic one-year extensions if neither the company nor Mr. Cohen notifies the other at least 90 days prior to August 9, 2009 or the end of any applicable extension period that the term shall not be extended. Pursuant to the agreement, Mr. Cohen received a $300,000 signing bonus, subject to repayment in the event Mr. Cohen is terminated by the company for “cause” or he terminates his employment without “good reason” prior to December 31, 2005. The agreement also provides that Mr. Cohen will receive an annual base salary of $1,200,000 and that he is eligible to receive an annual bonus with respect to each fiscal year during the term of the agreement of up to 50% of his base salary in fiscal 2004 and 2005 (but no less than $68,000 in 2004 and $350,000 in 2005) and up to 100% of his base salary during the remainder of the term, based on the achievement of performance goals set by the company’s Board of Directors. In addition, the company is also required to (i) pay premiums on a $1,000,000 whole life policy and a $2,000,000 term life policy on the life of Mr. Cohen along with premiums on an individual and a group disability policy, (ii) pay premiums of, or if an insurance policy is not available, reimburse him for, up to $470,000 annually for dependent medical care, (iii) pay relocation costs for his move from New York to California, and (iv) unless prohibited by law, if requested by Mr. Cohen, loan him up to $500,000 to apply towards his purchase of a primary residence in Southern California, at the lowest rate not resulting in income to Mr. Cohen, repayable upon the sale of his New York residence.

In the event of termination of Mr. Cohen’s employment by the company with “cause,” or by him without “good reason,” the employment agreement provides that he will receive salary and benefits earned through the date of termination (“Accrued Rights”) and continuation of the dependent care coverage until the earlier of the second anniversary of his termination or the date on which be becomes employed elsewhere. If Mr. Cohen is terminated due to death or disability, he will receive his Accrued Rights, continuation of the dependent care coverage until the later of one year following such termination or the expiration of the term of the employment agreement assuming he had not died or been disabled, and a lump sum payment equal to a pro rata portion of the annual bonus that he would have actually earned in the fiscal year in which termination occurred if he had remained employed (the “Pro Rata Bonus”). In the event of termination of employment by the company without “cause,” or by Mr. Cohen with “good reason,” he will receive (i) the Pro Rata Bonus, (ii) continued base salary payments for two years (the “Severance Period”), (iii) an amount equal to approximately two times his historical average annual bonus payable in installments over the Severance Period, (iv) continuation of health insurance coverage for the Severance Period, (v) continuation of the dependent care coverage until the later of expiration of the Severance Period or expiration of the term as if such termination had not occurred, and (vi) his Accrued Rights. In addition, if the company elects not to extend the term of the agreement at the end of the initial term or any renewal period, then, he will be entitled to continued payment of his base salary, health insurance coverage and dependent care coverage for one year, and an amount equal to his historical average annual bonus payable over one year.

Pursuant to the terms of the employment agreement, Mr. Cohen also agreed to acquire 1,667 shares of the company’s common stock at a purchase price of $30.00 per share and received a grant of stock options to purchase (i) 50,000 shares at $30.00 per share, (ii) 50,000 shares at $40.00 per share, (iii) 50,000 shares at $50.00 per share and (iv) 50,000 shares at $60.00 per share under the company’s stock option plan.

Kelly Gray’s employment agreement expires December 31, 2007, subject to automatic one-year extensions if neither the company nor Ms. Gray notifies the other at least 90 days prior to the original expiration date, or the end of any applicable extension period, that the term shall not be extended. The agreement provides that Ms. Gray will receive an annual base salary of $650,000 in calendar 2005 and $750,000 in calendar 2006 and 2007. For any extensions of the term beyond the third year, her base salary will be determined by the Chief Executive Officer and approved by the Board of Directors. However, at no time will her base salary be less than that of the highest paid designer of the company, other than Marie Gray.

She is also eligible to receive an annual bonus with respect to each year during the term of the agreement of up to $200,000 in calendar 2005 and up to 30% of her base salary in each calendar year thereafter, based on achievement of company and individual performance goals approved by the Board of Directors. The agreement also entitles her to receive an automobile allowance of $2,000 per month and to participate in the company’s clothing allotment program, and its other employee plans and benefits. In addition, in calendar 2005, Ms. Gray will receive a modeling fee of $250,000.

In the event of termination of Kelly Gray’s employment by the company with “cause,” by her without “good reason,” or due to her death or disability, the employment agreement provides that she will receive her Accrued Rights. In the event of termination of employment by the company without “cause,” or by Ms. Gray with “good reason,” she will receive (i) a lump sum payment, within 60 days of the beginning of the following year, equal to a pro rata portion of the annual bonus that she would have earned in the year in which termination occurred if she had remained employed, (ii) continuation of base salary payments for eighteen months, (iii) continuation of health insurance coverage, at the company’s cost, for eighteen months, (iv) any unpaid portion of the $250,000 modeling fee for 2005 and (v) her Accrued Rights. In addition, if the company elects not to extend the term of the agreement at the end of the initial term or any renewal period, then she will be entitled to receive the same benefits as if she were terminated by the company without cause, except that the continuation of base salary and health insurance coverage shall be reduced to nine months.

Marie Gray’s employment agreement with the company expires December 31, 2005 and provides for an annual base salary of $750,000. In the event of termination of Marie Gray’s employment by the company with “cause,” or by her without “good reason,” the employment agreement provides that she will receive her Accrued Rights. In the event of termination of employment by the company without “cause,” or by Ms. Gray with “good reason,” she will receive continued salary payments for one year and health benefits for the longer of the remainder of the term of the agreement or six months. In addition, her employment agreement provides that the company will pay severance payments in the form of salary and health benefits continuation for a period equal to one month for each year of service, up to a maximum of eighteen months, if her employment is terminated by reason of a disability. Finally, in the event Marie Gray’s employment agreement is terminated for “good reason” due to the fact that a successor company did not assume the agreement, she would also receive a lump sum payment of $1,500,000.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to the Named Executive Officers concerning the number of stock options granted during the fiscal year ended October 31, 2004:

	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5%	10%
Richard Cohen	50,000 50,000 50,000 50,000	25 25 25 25	% % % %	$30.00 40.00 50.00 60.00	8/09/15 8/09/15 8/09/15 8/09/15	$943,000 1,258,000 1,572,000 1,887,000	$2,391,000 3,187,000 3,984,000 4,781,000
Marie Gray	—	—		—	—	—	—
Kelly Gray	—	—		—	—	—	—
Bruce Fetter	—	—		—	—	—	—
Roger Ruppert	—	—		—	—	—	—

(1)	The options were granted under the 1999 St. John International, Incorporated Stock Option Plan for a term of ten years, subject to earlier termination in certain events related to termination of employment. The options become exercisable 20% per year, beginning one year from the date of grant. To the extent not already exercisable, the options generally become exercisable upon a change in control transaction. All options were granted at or above fair market value.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended October 31, 2004 and unexercised options held by each such officer as of October 31, 2004:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Cohen	—	—	—	200,000	$—	$350,000
Marie Gray	—	—	72,736	36,368	509,152	253,876
Kelly Gray	—	—	96,982	48,490	678,874	339,430
Bruce Fetter	—	—	60,000	40,000	280,000	—
Roger Ruppert	—	—	9,333	667	65,331	4,669

(1)	The estimated fair market value of the company’s common stock at October 31, 2004 was $37.00.

Director Compensation

Directors holding salaried positions with the company, or with Vestar, do not receive compensation for their services as a director. Bob Gray is currently acting as a consultant to the company and will not receive any compensation for his services as a director. All other directors will receive $40,000 annually for their services as a director, in addition to an attendance fee of $2,500 for each board meeting that is attended in person and $500 for each board or committee meeting attended telephonically. During January 2003, the company appointed Mr. Miller as a director. Mr. Miller is currently the only director eligible to receive this compensation. The board granted Mr. Miller 10,000 stock options on his appointment date. The options have an exercise price equal to the fair market value of the shares at the date of grant, have a life of 10 years and will vest over a five year period.

Compensation Committee Interlocks and Insider Participation

The company does not have a compensation committee. Issues regarding executive compensation are addressed by the full board of directors. The Grays and Bruce Fetter participated in deliberations regarding executive compensation during fiscal 2004. See “Item 13 - Certain Relationships and Related Transactions” for a discussion of certain transactions between the company and these directors.

Item 12.	SECURY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information as of January 26, 2005 regarding the beneficial ownership of SJKI’s common stock by: (i) each person who is known by SJKI to be the beneficial owner of more than 5% of the common stock; (ii) each of the directors of SJKI; (iii) each Named Executive Officer; and (iv) all current directors and executive officers of SJKI as a group.

Name	Approximate Number of Shares Beneficially Owned	Percentage Owned
Vestar/Gray Investors LLC(1)	5,833,918	92.75%
1225 17th Street, Suite 1660
Denver, Colorado 80202
Bob Gray(2)	460,957	7.16%
Marie Gray(2)	460,957	7.16%
Kelly Gray(3)	494,191	7.74%
Richard Cohen	—	*
Bruce Fetter(4)	61,750	*
Roger Ruppert(5)	10,333	*
James Kelley(6)	5,121,222	81.42%
Daniel O’Connell(6)	5,121,222	81.42%
Sander Levy(6)	5,121,222	81.42%
Christopher Henderson(6)	5,121,222	81.42%
Philip Miller	—	*
All current directors and executive officers as a group (13 persons)(7)	6,148,453	93.13%

*	less than 1%

(1)	Vestar Capital Partners III, L.P., 245 Park Avenue, New York, New York 10167, beneficially owns 5,121,222 shares, or approximately 81%, of SJKI’s common stock through its controlling interest in Vestar/SJK Investors LLC, which owns approximately 88% of Vestar/Gray Investors.

(2)	Includes 315,485 shares which are beneficially owned (through Vestar/Gray Investors) by the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries. In addition, includes 145,472 shares issuable upon exercise of options exercisable at or within 60 days of January 26, 2005. Bob and Marie Gray each held 72,736 of such option shares. Their address is 17622 Armstrong Avenue, Irvine, California, 92614.

(3)	Includes 342,571 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Gray Living Trust, of which Kelly Gray serves as sole trustee and beneficiary. In addition, includes 54,640 shares which are beneficially owned (through Vestar/Gray Investors) by the Kelly Ann Gray Trust, of which Kelly Gray serves as trustee and sole beneficiary. Also includes 96,982 shares issuable upon exercise of options exercisable at or within 60 days of January 26, 2005. Her address is 17622 Armstrong Avenue, Irvine, California, 92614.

(4)	Includes 60,000 shares issuable upon exercise of options exercisable at or within 60 days of January 26, 2005.

(5)	Includes 9,333 shares issuable upon exercise of options exercisable at or within 60 days of January 26, 2005.

(6)	Includes shares beneficially owned by Vestar. Each of Mr. O’Connell, Mr. Kelley, Mr. Levy and Mr. Henderson disclaims the existence of a group and disclaims beneficial ownership of the common stock not held by him.

(7)	Includes 311,785 shares issuable upon exercise of options exercisable at or within 60 days of January 26, 2005.

Equity Compensation Plan Information

The following table provides information about the company’s shares of common stock that may be issued upon the exercise of options, warrants and rights under all of its existing equity compensation plans as of October 31, 2004:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	864,760	$35.48	362,534

Total	864,760	$35.48	362,534

(1)	Represents options granted under the 1999 St. John Knits International, Incorporated Stock Option Plan, which was approved by the company’s board of directors in connection with the mergers. The Plan was adopted to permit the grant of options to employees of the company as an additional incentive by allowing them to benefit directly from its growth, development and financial success. Options to purchase an aggregate of 1,227,360 shares are authorized for issuance under the Plan. Options may be granted under the Plan at an exercise price to be determined by the Plan Administrator, and have a term of ten years, subject to earlier termination in certain events related to termination of employment. Each option issued to date was granted at or above the fair market value on the date of grant. The options become exercisable in installments as determined by the Plan Administrator, generally over a period of three to five years from the date of grant. To the extent not already exercisable, the options generally become exercisable upon a change in control transaction.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company leases a manufacturing facility in Irvine, California from GM Properties, a partnership in which the Gray Family Trust, of which Bob and Marie Gray serve as co-trustees and are the sole beneficiaries, has a 50% general partnership interest. The lease is for a ten-year term expiring on February 28, 2013, with the company having the option to extend the lease for another five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $63,000 with annual increases of 4%. During fiscal years 2004, 2003 and 2002, the company paid GM Properties approximately $750,000, $761,000 and $809,000, respectively, to lease this facility.

The company leases its Alhambra, California manufacturing facility from Alhambra Partners, a limited partnership in which the Gray Family Trust has a 65% general partnership interest. The lease is for a five-year term expiring on August 31, 2006, with the company having the option to extend the lease for a five-year term at a lease amount to be agreed upon. The current base monthly lease payment under this lease is approximately $30,000, with annual increases of 4%. During fiscal years 2004, 2003 and 2002, the company paid Alhambra Partners approximately $344,000, $331,000 and $318,000, respectively, under this lease.

The company periodically rents the use of an airplane from BK Air, a partnership which is owned equally by Bob Gray and Kelly Gray. BK Air owns a fractional interest in an airplane. Payments made to BK Air for the use of the airplane are the same as those paid by BK Air. During fiscal years 2004, 2003 and 2002, the company paid BK Air approximately $181,000, $97,000 and $126,000, respectively, under this arrangement.

The company sublet a warehouse facility from Michael Gray, the son of Bob Gray. The building is owned by a partnership comprised of BK Air and Michael Gray. The sublease was terminated during July 2004. During fiscal years 2004, 2003 and 2002, the company paid Michael Gray approximately $38,000, $90,000 and $108,000, respectively, under this sublease.

The company leases its retail boutique located in Denver, Colorado from Steele & Second Avenue, LLC, a Delaware limited liability company in which the Gray Family Trust has a 60% ownership interest. The balance of the partnership is owned by a former vice president of the company. The lease is for a ten-year term expiring on March 31, 2012, with the company having an option to extend the lease for two five-year terms at lease amounts to be agreed upon. The current base monthly lease payment under this lease is approximately $16,000, with annual increases of 3%. During fiscal years 2004, 2003 and 2002 the company paid Steele & Second Avenue, LLC approximately $193,000, $188,000 and $128,000, respectively, under this lease.

Effective April 30, 2002, the company loaned $500,000 to Bruce Fetter, the Co-President and Chief Operating Officer at the time. The loan accrues interest at 2.9% per year and is payable in full on April 30, 2005.

The company has a consulting agreement with Bob Gray, a current director and former Chief Executive Officer. The agreement commenced November 4, 2002 and expires November 3, 2005. Mr. Gray received compensation under the agreement of $125,000 and $500,000 in fiscal years 2004 and 2003, respectively, and is scheduled to receive $125,000 in fiscal 2005.

The company periodically rents certain personal property from Ocean Air Charters, Inc. (“Ocean”), in which Bob Gray and Marie Gray are the sole shareholders. During fiscal years 2003 and 2002, the company paid approximately $7,000 and $5,000, respectively, with respect to such property. In addition, the company and Ocean each hold a 50% ownership interest in a partnership (“partnership”) which owns an airplane. As of October 31, 2004, each partner had a net capital investment in the partnership of approximately $1,943,000. During fiscal years 2004, 2003 and 2002, the partnership leased the airplane to the company and received lease payments totaling approximately $1,020,000, $1,200,000 and $1,200,000, respectively. The company and the partnership will terminate the lease agreement for the airplane effective January 31, 2005. The company has not guaranteed any debt of Ocean.

The company rents the hangar used to store the airplane from Ocean. The agreement is on a month-to-month basis. The current monthly rent is $4,500. During fiscal years 2004, 2003 and 2002, the company paid to Ocean approximately $54,000, $54,000 and $50,000, respectively, for the rental of this property.

Effective December 7, 2004, the company loaned $2,025,000 to Richard Cohen, the company’s Chief Executive Officer and his wife. The loan accrues interest at 5.0% per year and is payable in full on the earlier of June 7, 2006 or upon the sale of their home located in New York. The loan is secured by the New York residence.

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

SJKI is approximately 93% owned by Vestar/Gray Investors. Vestar beneficially owns approximately 88%, and the Grays beneficially own approximately 12%, of Vestar/Gray Investors. The Vestar/Gray Investors limited liability company agreement provides, among other things, that Vestar may appoint a majority of SJKI’s directors.

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

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the company. In November 2002, in accordance with the terms of the stockholder agreement, pursuant to Mr. Gray’s request, the company redeemed at fair market value, as determined by the board of directors, 89,621 shares of SJKI’s common stock beneficially owned by him at a total cost of $5.0 million, or $55.79 per share. In May 2004, in accordance with the terms of the stockholders’ agreement, the company redeemed at fair market value, 166,666 shares of SJKI’s common stock beneficially owned by Mr. Gray at a total cost of $5.0 million, or $30.00 per share.

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

The aggregate fees billed for services rendered by Deloitte & Touche LLP during each of the fiscal years ended October 31, 2004 and November 2, 2003 are as follows:

Category	Aggregate Fees
	2004	2003
Audit fees(1)	$118,500	$123,700
Audit related fees(2)	43,100	76,400
Tax fees(3)	287,400	347,900
All other fees(4)	12,500	45,000

Total fees	$461,500	$593,000

(1)	Audit fees—These fees were paid for professional services performed by Deloitte for the audit of the company’s annual financial statements and review of financial statements included in the company’s quarterly reports on Form 10-Q.

(2)	Audit-related fees—These fees were paid for assurance and related services performed by Deloitte that are reasonably related to the performance of the audit or review of the company’s financial statements. This includes: employee benefit plan audits; retail location audits; and consulting on financial accounting/reporting standards.

(3)	Tax fees—These fees were paid for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning. This includes: preparation of tax returns for the company and its subsidiaries; payment planning; tax audit assistance; tax planning assistance.

(4)	All Other Fees—These are fees for other permissible work performed by Deloitte that does not meet the above category descriptions.

The Audit Committee does not have a written policy regarding the preapproval of audit and permissible non-audit services rendered by Deloitte & Touche. As a matter of practice, however, the Audit Committee preapproves all audit and permissible non-audit services rendered by Deloitte & Touche.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2. Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”

3. Exhibits—The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated by reference, are filed as part of this Annual Report on Form 10-K.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders of St. John Knits International, Incorporated

We have audited the accompanying consolidated balance sheets of St. John Knits International, Incorporated and subsidiaries as of October 31, 2004 and November 2, 2003 and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for the fiscal years ended October 31, 2004, November 2, 2003, and November 3, 2002. Our audits also included the consolidated financial statement schedule for the fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002 listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004, 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of St. John Knits International, Incorporated and its subsidiaries as of October 31, 2004 and November 2, 2003, and the results of their operations and their cash flows for the fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the fiscal years ended October 31, 2004, November 2, 2003 and November 3, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California

January 27, 2005

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	October 31, 2004	November 2, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$17,849,345	$19,265,499
Accounts receivable, net	28,781,108	31,458,163
Inventories	71,345,303	60,116,314
Deferred income tax benefit	16,300,707	14,955,723
Prepaid expenses and other	4,628,858	5,177,772

Total current assets	138,905,321	130,973,471

Property and equipment:
Machinery and equipment	71,506,561	69,691,007
Leasehold improvements (notes 14 and 15)	50,517,924	54,004,212
Buildings (note 14)	5,886,369	25,717,272
Furniture and fixtures	18,445,000	16,600,716
Land (note 14)	1,729,891	8,798,320
Construction in progress	1,619,851	707,005

	149,705,596	175,518,532
Less—Accumulated depreciation and amortization	94,994,072	88,391,898

	54,711,524	87,126,634

Deferred financing costs	4,930,633	6,972,572
Deferred income tax benefit	3,473,541	1,768,464
Other assets	5,975,857	7,296,645

	$207,996,876	$234,137,786

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,454,759	$11,515,439
Accrued expenses	25,373,965	22,032,299
Current portion of long-term debt	18,180,507	18,892,088
Accrued interest expense	4,120,612	4,102,795
Income taxes payable	4,867,728	5,522,444

Total current liabilities	65,997,571	62,065,065
Long-term debt, net of current portion	189,062,174	231,755,065
Other liabilities	9,559,774	5,603,938

Total liabilities	264,619,519	299,424,068

Redeemable common stock - par value $0.01, issued and outstanding—712,696 and 879,362 shares, respectively	26,369,752	26,380,860

Commitment and contingencies (notes 8 and 16)
Stockholders’ equity (deficit):
Common stock - par value $0.01, authorized—10,000,000 shares, issued and outstanding—5,577,257 shares	55,772	55,772
Additional paid-in capital	110,783,133	115,772,005
Unrealized loss on securities	—	(42,012)
Unrealized loss on hedging transactions	(106,258)	—
Cumulative foreign currency translation adjustment	1,014,980	735,172
Accumulated deficit	(194,740,022)	(208,188,079)

Total stockholders’ deficit	(82,992,395)	(91,667,142)

	$207,996,876	$234,137,786

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended
	October 31, 2004	November 2, 2003	November 3, 2002
Net sales	$395,602,962	$370,143,242	$362,234,249
Cost of sales (including $3.2 million related to the closure of the non-apparel line in fiscal 2004 - note 13)	179,171,779	156,642,464	154,507,656

Gross profit	216,431,183	213,500,778	207,726,593
Selling, general and administrative expenses	175,258,639	163,212,976	143,904,391

Operating income	41,172,544	50,287,802	63,822,202
Interest expense	21,535,963	24,395,506	23,674,157
Other income (expense)	49,655	(1,536,693)	358,063

Income before income taxes	19,686,236	24,355,603	40,506,108
Income taxes	6,238,179	9,473,990	16,201,099

Net income	13,448,057	14,881,613	24,305,009
Preferred stock dividends	—	—	3,458,233

Net income allocated to common stockholders	$13,448,057	$14,881,613	$20,846,776

Comprehensive income, net of tax:
Net income	$13,448,057	$14,881,613	$24,305,009
Foreign currency translation adjustments	279,808	342,702	194,812
Unrealized loss on hedging transactions	(106,258)	—	(64,203)
Unrealized gain (loss) on securities	—	1,305	(1,993)

Comprehensive income	$13,621,607	$15,225,620	$24,433,625

Net income per common share:
Basic	$2.11	$2.30	$3.18

Diluted	$2.11	$2.23	$3.14

Shares used in the calculation of net income per common share:
Basic	6,381,780	6,457,847	6,546,240

Diluted	6,382,615	6,678,443	6,641,544

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Cumulative Translation Adjustment	Unrealized Loss on Securities	Unrealized Loss on Hedging	Accumulated Deficit	Total
Balance October 28, 2001	5,577,257	$55,772	$120,021,341	$(150,371)	$(40,826)	$106,999	$(243,916,468)	$(123,923,553)
Dividends accrued for preferred stock	—	—	—	—	—	—	(3,458,233)	(3,458,233)
Unrealized loss on securities	—	—	—	—	(3,322)	—	—	(3,322)
Foreign currency translation adjustment	—	—	—	324,669	—	—	—	324,669
Unrealized gain on hedging transactions	—	—	—	—	—	(106,999)	—	(106,999)
Increase in fair value of redeemable common stock	—	—	(26,928,038)	—	—	—	—	(26,928,038)
Net income	—	—	—	—	—	—	24,305,009	24,305,009

Balance November 3, 2002	5,577,257	55,772	93,093,303	174,298	(44,148)	—	(223,069,692)	(129,790,467)
Unrealized gain on securities	—	—	—	—	2,136	—	—	2,136
Foreign currency translation adjustment	—	—	—	560,874	—	—	—	560,874
Decrease in fair value of redeemable common stock	—	—	22,678,702	—	—	—	—	22,678,702
Net income	—	—	—	—	—	—	14,881,613	14,881,613

Balance November 2, 2003	5,577,257	55,772	115,772,005	735,172	(42,012)	—	(208,188,079)	(91,667,142)
Unrealized gain on securities	—	—	—	—	42,012	—	—	42,012
Foreign currency translation adjustment	—	—	—	279,808	—	—	—	279,808
Unrealized loss on hedging transactions	—	—	—	—	—	(106,258)	—	(106,258)
Increase in fair value of redeemable common stock	—	—	(4,988,872)	—	—	—	—	(4,988,872)
Net income	—	—	—	—	—	—	13,448,057	13,448,057

Balance October 31, 2004	5,577,257	$55,772	$110,783,133	$1,014,980	$—	$(106,258)	$(194,740,022)	$(82,992,395)

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	October 31, 2004	November 2, 2003	November 3, 2002
Cash flows from operating activities:
Net income	$13,448,057	$14,881,613	$24,305,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,663,289	16,690,300	15,681,286
Amortization of discount on 12.5% notes due 2009	138,400	138,398	141,062
Amortization of deferred loan costs	2,121,693	2,102,279	2,060,609
Deferred income tax benefit	(3,159,453)	(123,050)	(2,785,152)
Loss on disposal of property and equipment	4,143,282	1,212,698	340,723
Provision for the allowance for doubtful accounts	125,276	301,040	(652,344)
Partnership losses	956,754	872,178	904,502
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,551,779	(414,289)	(5,179,667)
Increase in inventories	(11,228,989)	(5,410,441)	(2,208,176)
(Increase) decrease in other current assets	548,914	(1,381,401)	(155,531)
Increase in other assets	(15,792)	(1,171,243)	(855,546)
Increase (decrease) in accounts payable	1,684,097	4,641,507	(2,087,538)
Increase (decrease) in accrued expenses	(395,540)	5,230,611	1,023,862
Increase (decrease) in accrued interest expense	17,817	(1,716,511)	1,488,076
Increase (decrease) in income taxes payable	(654,716)	(1,679,056)	5,280,465
Increase in other liabilities	3,955,836	460,153	5,143,785

Net cash provided by operating activities	30,900,704	34,634,786	42,445,425

Cash flows from investing activities:
Proceeds from sale of property and equipment	27,621,971	22,500	20,900
Purchase of property and equipment	(12,387,445)	(21,267,318)	(17,427,210)
Sale of short-term investments	—	6,713	3,332
Capital distributions from partnership	405,000	440,000	486,500

Net cash provided by (used in) investing activities	15,639,526	(20,798,105)	(16,916,478)

Cash flows from financing activities:
Principal payments of long-term debt	(43,290,444)	(10,292,684)	(22,343,512)
Proceeds from bank borrowings	—	30,299,243	408,230
Redemption of 15.25% subordinated notes	—	(39,293,709)	—
Financing fees and expenses	(79,754)	(974,114)	—
Redemption of redeemable common stock	(4,999,980)	(5,000,000)	—

Net cash used in financing activities	(48,370,178)	(25,261,264)	(21,935,282)

Effect of exchange rate changes	413,794	560,874	324,669

Net increase (decrease) in cash and cash equivalents	(1,416,154)	(10,863,709)	3,918,334
Beginning balance, cash and cash equivalents	19,265,499	30,129,208	26,210,874

Ending balance, cash and cash equivalents	$17,849,345	$19,265,499	$30,129,208

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the years ended
	October 31, 2004	November 2, 2003	November 3, 2002
Supplemental disclosures of cash flow information:
Cash received for interest income	$241,357	$440,057	$1,044,376

Cash paid for:
Interest expense	$19,400,328	$23,804,683	$19,798,563

Income taxes	$10,181,508	$11,388,433	$15,095,044

Supplemental disclosure of noncash financing and investing activities:
Deferred gain on sale leaseback	$3,634,028	$—	$—

Dividends accrued on mandatorily redeemable preferred stock	$—	$—	$3,458,233

Conversion of mandatorily redeemable preferred stock and accrued dividends to subordinated notes	$—	$—	$38,760,748

Conversion of accrued interest to subordinated notes	$—	$532,961	$—

Unrealized gain (loss) on securities	$—	$2,136	$(542)

Unrealized loss on hedging transactions	$(106,258)	$—	$(106,999)

Adjustment of redeemable common stock to fair value	$4,988,872	$(22,678,702)	$26,928,038

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, November 2, 2003 and November 3, 2002

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2. Summary of Accounting Policies

a. Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. Accordingly, fiscal years 2004, 2003, and 2002 ended on October 31, November 2, and November 3, respectively. Fiscal years 2004 and 2003 were comprised of 52 weeks while fiscal year 2002 included 53 weeks.

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

c. Revenue Recognition

Revenue on sales to the Company’s wholesale customers is recognized when the goods are shipped and title and risk of loss passes. The Company establishes liabilities for estimated allowances and wholesale markdowns at the time of shipment. The Company also provides for estimated discounts when recording sales. Retail sales are recognized at the point of sale. The Company establishes allowances for estimated returns for wholesale and retail sales based on historical experience. Accounts receivable are shown net of allowances for discounts and uncollectible amounts of $2,208,000 and $1,068,000 in fiscal year 2004 and $2,613,000 and $2,560,000 in fiscal year 2003, respectively. The provision for the allowance for doubtful accounts was $125,000 and $301,000 for fiscal years 2004 and 2003, respectively.

d. Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Inventories are comprised of the following:

	2004	2003
Raw materials	$15,686,238	$14,432,876
Work-in-process	11,904,165	9,920,428
Finished products	43,754,900	35,763,010

	$71,345,303	$60,116,314

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

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

October 31, 2004, November 2, 2003 and November 3, 2002

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Fiscal Years
	2004	2003	2002
Weighted average shares outstanding	6,381,780	6,457,847	6,546,240
Add: dilutive effect of stock options	835	220,596	95,304

Shares used to calculate diluted earnings per common share	6,382,615	6,678,443	6,641,544

The Company excluded approximately 864,000, 463,000 and 386,000 of dilutive securities from the calculation of earnings per common share for fiscal years 2004, 2003 and 2002, respectively, because the effect is antidilutive.

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

	Fiscal Years
	2004	2003	2002
Net income, as reported	$13,448,057	$14,881,613	$24,305,009
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	512,779	543,290	958,018

Pro forma net income	$12,935,278	$14,338,323	$23,346,991

Earnings per common share:
Basic – as reported	$2.11	$2.30	$3.18
Basic – pro forma	$2.03	$2.22	$3.04
Diluted – as reported	$2.11	$2.23	$3.14
Diluted – pro forma	$2.03	$2.15	$2.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in fiscal years 2004, 2003 and 2002: weighted-average risk-free interest rate of 3.29%, 3.32% and 3.08%, respectively; weighted-average volatility of 39.14%, 47.15% and 67.43%, respectively; expected life of 6 years; and weighted-average dividend yield of 0.00%.

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

k. Advertising and Promotion

All costs associated with the advertising and promotion of the Company’s products are expensed as incurred. Total advertising expenses for the Company for fiscal years 2004, 2003 and 2002 were approximately $14,000,000, $16,000,000 and $13,400,000, respectively.

l. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income, realized gains or losses on investments, unrealized gains or losses on cash flow hedges and foreign currency translation adjustments.

m. Segment Reporting

The Company applies SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for reporting information about business segments and related disclosures about products, geographic areas and major customers. The business segments of the Company are wholesale and retail sales. Information on segment reporting is included in Note 17.

n. Shipping and Handling Fees

The Company accounts for its shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF No. 00-10 governs the accounting treatment and classification of the Company’s delivery revenues and certain of its delivery expenses.

During fiscal years 2004, 2003 and 2002, the Company incurred shipping expenses to ship its products to its wholesale customers of approximately $3,262,000, $3,181,000 and $3,223,000, respectively. These shipping expenses are included in selling, general and administrative expenses for all years.

o. Deferred Rent

The Company averages any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense. The amount of any such rental expense in excess of the cash paid is recognized as deferred rent expense and recorded in other liabilities on the accompanying consolidated balance sheets at October 31, 2004 and November 2, 2003.

p. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, issued Interpretation No. 46 (R) (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies the application of ARB 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. FIN 46 (R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

holds a variable interest that it acquired before January 1, 2004. FIN 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) did not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred implementation of SFAS 150 regarding parent company treatment of mandatorily redeemable minority interests for limited life entities. This deferral is for an indefinite period. The adoption of SFAS 150 will not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with Emerging Issues Task Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB 104 did not have a material impact on the Company’s revenue recognition policies, its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed our evaluation or determined the impact of adopting SFAS 123(R).

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

Redeemable Common Stock – The carrying value of the redeemable common stock is adjusted each period based upon the quoted market price as reported on the OTC Bulletin Board quotation system, consequently its carrying value approximates fair value.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

The estimated fair values of the Company’s financial instruments are as follows:

	October 31, 2004		November 2, 2003
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets:
Cash and cash equivalents	$17,849,345	$17,849,345	$19,265,499	$19,265,499
Financial Liabilities:
Long-term debt:
Senior Credit Facility	$107,837,799	$107,837,799	$149,803,380	$149,803,380
12.5% Senior Subordinated Notes due 2009	$99,358,066	$107,420,000	$99,219,666	$110,250,000
Redeemable Common Stock	$26,369,752	$26,369,752	$26,380,860	$26,380,860

4. Hedging Activities

The Company accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and has designated certain financial instruments as cash flow hedges which must be reported in accordance with SFAS No. 133.

The Company may enter into contracts to buy and sell foreign currencies in the future to protect the U.S. dollar value of certain anticipated foreign currency transactions. The forward contracts are carried on the balance sheet at their fair value with changes in their fair value initially included in a separate component of stockholders’ equity until the anticipated transactions occur. Such gains and losses then offset the related gains and losses reported on the underlying transaction. At October 31, 2004, the Company held contracts maturing from December 31, 2004 to May 31, 2005 to sell 2.0 million Euros and 600,000 Pounds at an average exchange rate of 1.21 U.S. dollars to the Euro and 1.78 U.S. dollars to the Pound. The total tax effected fair value at October 31, 2004 was a loss of $106,000 and is recorded as a component of stockholders’ equity and comprehensive income.

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt which consists of bank borrowings related to the mergers. During October 1999, the Company entered into an interest rate collar agreement with a major financial institution to limit its exposure on $45.0 million of the Company’s variable rate debt. The agreement expired on July 7, 2002. The Company made payments totaling approximately $860,000 during fiscal year 2002 under this agreement.

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

5. Accrued Expenses

Accrued expenses for fiscal years 2004 and 2003 are comprised of the following:

	2004	2003
Wages and benefits	$7,280,488	$6,659,164
Workers’ compensation	9,795,145	7,896,225
Profit-sharing plan contribution	500,000	500,000
Promotional and advertising allowance	389,867	218,578
Other	7,408,465	6,758,332

	$25,373,965	$22,032,299

6. Income Taxes

The provision for income taxes for fiscal years 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Current:
Federal	$6,453,131	$7,432,085	$13,858,630
State and foreign	2,944,502	2,164,955	5,127,621

	9,397,633	9,597,040	18,986,251
Deferred benefit	(3,159,454)	(123,050)	(2,785,152)

	$6,238,179	$9,473,990	$16,201,099

The components of the Company’s deferred income tax benefit as of October 31, 2004 and November 2, 2003 are as follows:

	2004	2003
Deferred income tax benefit:
Tax basis adjustments to inventory	$1,971,493	$1,179,139
Allowance for uncollectible accounts	509,105	590,234
Inventory adjustments to market	3,460,543	3,781,260
Accrued expenses	11,700,179	10,464,217
Foreign loss carryforwards	3,254,689	1,919,697
Depreciation and other	(1,121,761)	(1,210,360)

	$19,774,248	$16,724,187

A reconciliation of the U.S. federal statutory rate of 35% to the effective tax rate for fiscal years 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Computed “expected” statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.2	6.4	6.1
Foreign	(2.9)	(2.1)	(1.3)
Other	(0.6)	(0.4)	0.2

Effective income tax rate	31.7%	38.9%	40.0%

For fiscal years 2004, 2003 and 2002, substantially all of the Company’s pretax income was in domestic rather than foreign jurisdictions.

The Company does not provide for U.S. federal, state or additional foreign income tax effect on foreign earnings that management intends on keeping permanently reinvested. For the fiscal year ended October 31, 2004, foreign earnings earmarked for permanent reinvestment totaled approximately $1,034,000.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

7. Benefit and Stock Option Plans

The Company is self-insured for a portion of its medical benefits programs. Amounts charged to expense for health benefits were approximately $8,811,000, $7,162,000 and $7,258,000 for fiscal years 2004, 2003 and 2002, respectively, and were based on actual claims and an estimate of claims incurred but not reported. The current liability for health benefits is included in accrued expenses on the accompanying consolidated balance sheets. The Company maintains excess insurance coverage on an individual and an aggregate basis.

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

The Company maintains a qualified profit-sharing plan for the benefit of all eligible employees. This plan contemplates the sharing of profits annually at the discretion of the board of directors and is funded by cash contributions. The contribution to this plan was $500,000, in each of the fiscal years 2004, 2003 and 2002.

The Company has one stock option plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “1999 Plan”). Options granted under the 1999 Plan are nonstatutory stock options. The Company accounts for the plan under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized for fiscal years 2004, 2003 and 2002.

The Company may grant up to 1,277,360 options under the 1999 Plan. The Company has granted 864,826 options and has 864,760 options outstanding as of October 31, 2004. Stock options are granted with an exercise price equal to the fair market value of the stock at the date of grant. Options generally vest over three to five years; are exercisable in whole or in installments; and expire 10 years from date of grant.

The following is a summary of the activity in the 1999 Plan for fiscal years 2004, 2003 and 2002:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	683,764	$32.64	602,097	$30.11	554,263	$30.00
Granted	200,000	45.00	90,002	49.32	57,500	31.13
Exercised	—	—	—	—	—	—
Forfeited	(19,004)	33.32	(8,335)	30.00	(9,666)	30.00

Outstanding, end of year	864,760	$35.48	683,764	$32.64	602,097	$30.11

Exercisable, end of year	430,137	$30.82	382,886	$30.03	340,286	$30.00
Weighted-average fair value of options granted		$12.39		$14.46		$12.93

The options outstanding as of October 31, 2004 have a weighted-average exercise price of $35.48 and a weighted-average remaining contractual life of 6.46 years.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

The following table summarizes stock options outstanding and exercisable at October 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contractual Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$30.00-37.19	653,428	5.49	$30.26	417,604	$30.08
$40.00-49.55	51,332	9.82	$40.25	533	$49.55
$50.00-60.00	160,000	9.23	$55.30	12,000	$55.79

8. Commitments and Contingencies

The Company has entered into various leases for manufacturing, showroom, warehouse, retail and office locations, including leases with related parties (Note 11). The leases expire at various dates through the year 2019 and certain leases contain renewal options. Rental expense under these leases was approximately $23,158,000, $21,548,000 and $17,774,000 in fiscal years 2004, 2003 and 2002, respectively.

The following is a schedule of future annual minimum rental payments required under noncancelable operating leases as of October 31, 2004:

Fiscal Year	Related Parties	Third Parties	Total
2005	$1,309,000	$23,543,000	$24,852,000
2006	1,265,000	23,324,000	24,589,000
2007	964,000	23,088,000	24,052,000
2008	971,000	22,701,000	23,672,000
2009	977,000	21,695,000	22,672,000
Thereafter	3,081,000	79,458,000	82,539,000

	$8,567,000	$193,809,000	$202,376,000

The Company has various employment contracts with certain key employees, which expire at various times through December 31, 2005. These agreements provide for total annual compensation aggregating $3,950,000 and the payment of severance benefits upon the termination of employment under certain conditions.

As of October 31, 2004 and November 2, 2003, the Company’s commitments to purchase yarn were approximately $6,441,000 and $7,993,000, respectively.

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $15.3 million of letters of credit outstanding at October 31, 2004. Of this total, $13.8 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

9. Long-term Debt

	October 31, 2004	November 2, 2003
Long-term debt consists of the following:
Senior credit facility:
Tranche A	$—	$28,174,234
Tranche B	107,837,799	121,629,146

	107,837,799	149,803,380
Senior Subordinated 12.5% notes, net of discount	99,358,066	99,219,666
Other	46,816	1,624,107

	207,242,681	250,647,153
Less – Current portion	18,180,507	18,892,088

	$189,062,174	$231,755,065

Senior Credit Facilities

Effective May 30, 2003, the Company amended its credit agreement with a syndicate of lending institutions (the “Lenders”). The amended agreement provides for an aggregate principal amount of loans of up to $215.0 million (the “Credit Agreement”). Loans under the Credit Agreement consisted of $190.0 million in aggregate principal amount of term loans (“Term Loan Facility”), which facility included a $75.0 million tranche A term loan subfacility, a $122.0 million tranche B term loan subfacility and a $25.0 million revolving credit facility (“Revolving Credit Facility”). The Credit Agreement includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s assets. The amendment allowed the Company to borrow an additional $30.0 million under the tranche B facility. The Company used these funds, along with a portion of its available cash, to retire its 15.25% subordinated notes. There were no borrowings outstanding under the Revolving Credit Facility at October 31, 2004.

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

Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company’s option) upon (i) LIBOR for one, two, three or six months, plus 2.75% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.75% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (4.75% at October 31, 2004) plus 1.75% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.75% with respect to the tranche B term loan facility. The interest rate at October 31, 2004 was approximately 5.7% on the tranche B term loan.

The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 0.50% per annum on the undrawn amount of the Revolving Credit Facility during the preceding quarter.

Pursuant to the terms of the Credit Agreement and the Revolving Credit Facility, the Company is required to maintain certain financial ratios. In addition, the Company is restricted from entering into certain transactions or making certain payments and dividend distributions without the prior consent of the Lenders. At October 31, 2004, the Company was in compliance with all covenants.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

Senior Subordinated 12.5% Notes

The Company has outstanding $100.0 million in senior subordinated debt (“Subordinated Notes”). The Subordinated Notes bear interest at a rate of 12.5% per year and were issued at 98.616% of the actual face value. The Subordinated Notes will mature on July 1, 2009. Interest on the Subordinated Notes is payable in cash semi-annually on January 1 and July 1 of each year. These notes are subordinated to the Senior Credit Facility as discussed above. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, beginning July 1, 2004, at the redemption prices set forth below, plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption.

Redemption values are as follows:

Redemption Date	Price
July 1, 2004	106.250%
July 1, 2005	104.688%
July 1, 2006	103.125%
July 1, 2007	101.563%
July 1, 2008 and thereafter	100.000%

Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were approximately $15.3 million, which are amortized over the terms of the respective notes using the effective interest rate method. Amortization expense of approximately $2,122,000, $2,102,000 and $2,061,000 relating to such fees is included in interest expense for fiscal years 2004, 2003 and 2002, respectively.

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

Maturities of Long-Term Debt

As of October 31, 2004, future annual maturities of long-term debt were as follows:

Fiscal Year
2005	$18,180,507
2006	44,875,462
2007	44,828,646
2008	—
2009	99,358,066
Thereafter	—

$207,242,681

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

10. Redeemable Common Stock

Redeemable Common Stock represents all of the shares of the Company’s common stock that are beneficially owned by the Gray family. The carrying value shown on the consolidated balance sheet at October 31, 2004 and November 2, 2003 was based upon the quoted market price as reported on the OTC Bulletin Board quotation system. Changes in the fair market value of the Redeemable Common Stock from period to period are recorded as an increase or decrease to additional paid-in capital.

The Company is party to a stockholders’ agreement with Vestar/Gray Investors, Vestar and the Grays, which states, among other things, that prior to a public offering of SJKI common stock, if Bob Gray ceases to serve as Chairman or Chief Executive Officer of St. John or SJKI or if the employment with SJKI of Marie Gray or Kelly Gray ceases for any reason, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of $5.0 million of such common stock for all the Grays during any 12-month period. If any of the Grays are terminated without “cause” or resigns for “good reason,” as these terms are defined in their current respective employment agreements with the Company, then he or she will have the right to require SJKI to purchase the shares of SJKI common stock beneficially owned by them, up to a maximum of 25% of the total shares held by such terminated or resigning Gray employee during any 12-month period. This agreement may be limited by the terms of the agreements related to the credit facilities and the senior subordinated notes.

At the end of fiscal 2002, Bob Gray retired from his position as Chairman of the Board and Chief Executive Officer of the Company. In November 2002, as provided in the stockholders’ agreement, the Company redeemed 89,621 shares at a total cost of $5.0 million. In May 2004, in accordance with the terms of the stockholders’ agreement, the Company redeemed at fair market value, 166,666 shares of SJKI’s common stock beneficially owned by Bob Gray at a total cost of $5.0 million.

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

Effective November 4, 2002, the Company entered into a consulting agreement with Bob Gray, its current director and former Chief Executive Officer, which expires on November 3, 2005. Mr. Gray received compensation under the agreement of $125,000 and $500,000 in fiscal years 2004 and 2003, respectively and is scheduled to receive $125,000 in fiscal 2005.

The Company leases three manufacturing and/or warehousing facilities from partnerships in which stockholders of the Company are significant partners. The annual payments on these leases were approximately $1,132,000, $1,182,000 and $1,235,000 in fiscal years 2004, 2003 and 2002, respectively. The leases expire at various dates through fiscal year 2013. Payments under these leases are included in the future minimum rental payments disclosure at Note 8.

The Company leases a retail boutique from a partnership in which stockholders of the Company are significant partners. The lease began during fiscal year 2002 and will expire on March 31, 2012. The payments were approximately $193,000, $188,000 and $128,000 in fiscal years 2004, 2003 and 2002, respectively. Payments under this lease are included in the future minimum rental payments disclosure at Note 8.

The Company periodically rents personal property provided by a company that is owned by stockholders. Rental payments for the use of such property were approximately $7,000 and $5,000 in fiscal years 2003 and 2002, respectively.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

The Company periodically rents the use of an airplane from a partnership which is owned by stockholders of the Company. The partnership owns a fractional interest in an airplane and payments made for the use of the airplane are the same as those paid by the partnership. During fiscal years 2004, 2003 and 2002, the Company paid approximately $181,000, $97,000 and $126,000, respectively, under this arrangement.

At October 31, 2004 and November 2, 2003, the Company held a 50% ownership interest in a partnership which leases an airplane to the Company. The holder of the other 50% ownership interest is a corporation which is wholly owned by stockholders of the Company. At October 31, 2004 and November 2, 2003, the Company’s investment in this partnership, net of partnership losses, was approximately $1,943,000 and $3,305,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. The partnership’s only asset is an airplane, which had a net book value on the partnership’s books of approximately $10,801,351 and $13,502,000 at October 31, 2004 and November 2, 2003, respectively. The total liabilities of the partnership were $7,000,000 at October 31, 2004 and November 2, 2003. During fiscal years 2004, 2003 and 2002, the Company made lease payments to the partnership, which are recorded as revenue on the partnership books, of $1,020,000, $1,200,000 and $1,200,000, respectively. During the same years, the Company reported net losses from the activities of the partnership of approximately $957,000, $872,000 and $905,000, respectively.

The Company rents the hangar used to store the airplane from a stockholder. The agreement is on a month-to-month basis. The current monthly rent is $4,500 per month. During fiscal years 2004, 2003 and 2002, the Company paid approximately $54,000, $54,000 and $50,000, respectively, for the rental of this property.

12. Current Vulnerability Due to Certain Concentrations

Sales to the Company’s three major customers accounted for 15%, 14% and 13% of net sales during fiscal 2004, 16%, 14% and 14% of net sales during fiscal year 2003 and 16%, 15% and 14% of net sales during fiscal year 2002. The combined accounts receivable balance for these customers, before any offsets for discounts or uncollectable amounts, totaled $23.3 million and $27.6 million at October 31, 2004 and November 2, 2003, respectively. The loss of any one of these customers could have a materially adverse effect on the Company’s business.

The Company sells primarily to specialty apparel retailers; thus, the risk of collection losses is concentrated in this industry. Management believes that the Company’s credit and collection policies are adequate to prevent significant collection losses and that the allowance for uncollectible accounts is adequate at October 31, 2004 and November 2, 2003.

13. Non Apparel Product Lines

During the fourth quarter of fiscal 2004, the Company discontinued the sale of its non-apparel product lines to its wholesale customers. During the fourth quarter of fiscal 2004, the Company incurred a charge to cost of sales of approximately $3.2 million to write down non-apparel inventories to the estimated net realizable value, which is included in cost of sales in the accompanying consolidated statements of income.

14. Sale of Properties

During July 2004, the Company completed a transaction with an unaffiliated third party to sell and leaseback four of its facilities located in Irvine, California. The total net book value of the properties was approximately $19.1 million. The Company recorded a deferred gain of approximately $3.5 million, which is recorded in other liabilities on the accompanying consolidated balance sheets at October 31, 2004. This deferred gain will be amortized over the life of the lease (15 years). The transaction resulted in net proceeds of approximately $19.8 million, which were used to prepay a portion of the Company’s outstanding bank debt. The Company signed lease agreements on each of the four facilities expiring in 2019. The initial annual lease payments under the new leases total approximately $1.7 million.

15. Impairment of Long-term Assets

During the fourth quarter of fiscal 2004 the Company recorded an impairment charge related to four of its retail locations. The Company recorded a charge to write down the book value of these assets to the estimated fair value at October 31, 2004. This charge of approximately $4,395,000 was recorded to selling, general and administrative expenses in the accompanying consolidated statements of income.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

16. Litigation

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of any current litigation will not have a material effect upon the results of operations or financial condition of the Company.

17. Segment Information

The Company has two reportable business segments, wholesale and retail sales. The Company’s wholesale sales business consists primarily of six divisions, Knitwear, Sport, Shoes, Jewelry, Accessories and Home Accessories. For fiscal year 2004 and 2003, retail sales were primarily generated through the Company’s boutiques and outlet stores. For segment reporting purposes, international sales are aggregated into the wholesale business segment. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the Company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The Company’s chief operational decision making group is presently comprised of the Chief Executive Officer and the Chief Financial Officer.

Segment information is summarized as follows for fiscal years 2004, 2003 and 2002:

	Wholesale	Retail	Corporate	Eliminations	Total
	(in thousands)
Fiscal 2004
Net sales	$324,656	$166,311	$—	$(95,364)	$395,603
Segment operating income	56,212	922	—	(15,961)	41,173
Segment assets	124,275	74,251	26,648	(17,177)	207,997
Capital expenditures	5,725	6,662	—	—	12,387
Depreciation and amortization	9,439	7,224	—	—	16,663
Fiscal 2003
Net sales	$305,857	$153,844	$—	$(89,558)	$370,143
Segment operating income	58,257	8,425	—	(16,394)	50,288
Segment assets	147,913	76,754	26,851	(17,380)	234,138
Capital expenditures	7,626	13,641	—	—	21,267
Depreciation and amortization	9,881	6,809	—	—	16,690
Fiscal 2002
Net sales	$300,187	$140,095	$—	$(78,048)	$362,234
Segment operating income	63,899	8,693	—	(8,770)	63,822
Segment assets	157,328	61,091	29,319	(11,831)	235,907
Capital expenditures	8,188	9,239	—	—	17,427
Depreciation and amortization	10,688	4,993	—	—	15,681

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

The following is a comparison of the net sales by product line for fiscal years 2004, 2003 and 2002:

	Fiscal Years
	2004	2003	2002
	(in thousands)
Knitwear	$302,660	$289,902	$276,038
Sport	67,829	59,172	61,843
Shoes	4,728	5,175	5,171
Jewelry	8,531	6,556	7,185
Accessories	6,016	4,816	2,775
Home Accessories	1,803	1,545	1,650
Coats(1)	3,675	1,238	1,428
Other(2)	361	1,739	6,144

Total Net Sales	$395,603	$370,143	$362,234

(1)	These amounts include the sale of coats manufactured by a third party under a license agreement.

(2)	These amounts primarily represent the sale of items in St. John Home stores which are not manufactured by the Company.

The table below presents net sales information related to geographic areas in which the Company operated during fiscal years 2004, 2003 and 2002:

	Fiscal Years
	2004	2003	2002
	(in thousands)
United States	$352,823	$333,560	$330,212
Asia	28,761	24,922	21,202
Europe	6,327	5,962	5,816
Canada	4,894	3,358	2,505
Other	2,798	2,341	2,499

	$395,603	$370,143	$362,234

The table below presents information on the Company’s assets by geographic area for fiscal years 2004, 2003 and 2002:

	Fiscal Years
	2004	2003	2002
	(in thousands)
United States	$188,827	$216,849	$225,112
Foreign	19,170	17,289	10,795

	$207,997	$234,138	$235,907

18. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the Senior Subordinated Notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Except as may be required under applicable law, there are no restrictions on the transfer of funds or assets from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flows information for the Parent Company (consisting of St. John Knits International, Incorporated and St. John Knits, Inc.), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of October 31, 2004 and November 2, 2003, and for the years ended October 31, 2004 and November 2, 2003 and November 3, 2002.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2004

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash, cash equivalents and investments	$16,677	$483	$689	$—	$17,849
Accounts receivable, net	23,230	3,517	2,034		28,781
Inventories (1)	24,026	41,880	5,439		71,345
Deferred income tax benefit	16,301				16,301
Prepaid expenses and other	3,976	495	158		4,629
Intercompany accounts receivable	9,750			(9,750)	—

Total current assets	93,960	46,375	8,320	(9,750)	138,905
Property and equipment, net	18,927	26,908	8,876		54,711
Investment in subsidiaries	54,757			(54,757)	—
Receivable from consolidated subsidiaries	28,265			(28,265)	—
Deferred financing costs	4,931				4,931
Deferred income tax benefit	3,474				3,474
Other assets	2,966	1,036	1,974		5,976

Total assets	$207,280	$74,319	$19,170	$(92,772)	$207,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,768	$—	$687	$—	$13,455
Accrued expenses	22,278	3,084	12		25,374
Current portion of long-term debt	18,180				18,180
Accrued interest expense	4,120				4,120
Intercompany accounts payable			9,750	(9,750)	—
Income taxes payable	8,689		(3,821)		4,868

Total current liabilities	66,035	3,084	6,628	(9,750)	65,997
Intercompany payable	—	16,147	12,118	(28,265)	—
Long-term debt, net of current portion	189,015		47		189,062
Other liabilities	8,852	708			9,560

Total liabilities	263,902	19,939	18,793	(38,015)	264,619

Redeemable common stock	26,370				26,370

Total stockholders’ equity (deficit)	(82,992)	54,380	377	(54,757)	(82,992)

Total liabilities and stockholders’ equity (deficit)	$207,280	$74,319	$19,170	$(92,772)	$207,997

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash, cash equivalents and investments	$18,492	$306	$467	$—	$19,265
Accounts receivable, net	27,017	2,769	1,672		31,458
Inventories (1)	16,082	39,945	4,089		60,116
Deferred income tax benefit	14,956				14,956
Prepaid expenses and other	3,890	1,170	118		5,178
Intercompany accounts receivable	4,628			(4,628)	—

Total current assets	85,065	44,190	6,346	(4,628)	130,973
Property and equipment, net	46,384	31,976	8,767		87,127
Investment in subsidiaries	58,449			(58,449)	—
Receivable from consolidated subsidiaries	22,330			(22,330)	—
Deferred financing costs	6,972				6,972
Deferred income tax benefit	1,769				1,769
Other assets	4,090	1,031	2,176		7,297

Total assets	$225,059	$77,197	$17,289	$(85,407)	$234,138

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,733	$—	$782	$—	$11,515
Accrued expenses	19,050	2,200	783		22,033
Current portion of long-term debt	18,892				18,892
Accrued interest expense	4,103				4,103
Intercompany accounts payable			4,628	(4,628)	—
Income taxes payable	8,079		(2,557)		5,522

Total current liabilities	60,857	2,200	3,636	(4,628)	62,065
Intercompany payable	—	10,311	12,019	(22,330)	—
Long-term debt, net of current portion	231,456		299		231,755
Other Liabilities	5,465	139			5,604

Total liabilities	297,778	12,650	15,954	(26,958)	299,424

Redeemable common stock	26,381				26,381

Total stockholders’ equity (deficit)	(99,100)	64,547	1,335	(58,449)	(91,667)

Total liabilities and stockholders’ equity (deficit)	$225,059	$77,197	$17,289	$(85,407)	$234,138

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FISCAL YEAR ENDED OCTOBER 31, 2004

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$216,342	$164,103	$15,158	$—	$395,603
Cost of sales	88,869	83,424	6,879		179,172

Gross profit	127,473	80,679	8,279	—	216,431
Selling, general and administrative expenses	78,550	86,344	10,365		175,259

Operating income (loss)	48,923	(5,665)	(2,086)	—	41,173
Interest expense	21,536				21,536
Other income (expense)	4,717	(4,502)	(165)		50

Income (loss) before income taxes	32,104	(10,167)	(2,251)	—	19,686
Income taxes	7,472	—	(1,234)		6,238

Income (loss) before equity in loss of consolidated subsidiaries	24,632	(10,167)	(1,017)	—	13,448
Equity in loss of consolidated subsidiaries	(11,184)			11,184	—

Net income (loss)	$13,448	$(10,167)	$(1,017)	$11,184	$13,448

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FISCAL YEAR ENDED NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$308,709	$50,512	$10,922	$—	$370,143
Cost of sales	127,322	24,101	5,219		156,642

Gross profit	181,387	26,411	5,703	—	213,501
Selling, general and administrative expenses	126,054	29,604	7,555		163,213

Operating income (loss)	55,333	(3,193)	(1,852)	—	50,288
Interest expense	24,395				24,395
Other expense	(394)	(852)	(291)		(1,537)

Income (loss) before income taxes	30,544	(4,045)	(2,143)	—	24,356
Income taxes	11,462	(660)	(1,328)		9,474

Income (loss) before equity in loss of consolidated subsidiaries	19,082	(3,385)	(815)	—	14,882
Equity in loss of consolidated subsidiaries	(4,200)			4,200	—

Net income (loss)	$14,882	$(3,385)	$(815)	$4,200	$14,882

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FISCAL YEAR ENDED NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$348,516	$5,280	$8,438	$—	$362,234
Cost of sales	146,656	3,333	4,519		154,508

Gross profit	201,860	1,947	3,919	—	207,726
Selling, general and administrative expenses	133,587	4,669	5,648		143,904

Operating income (loss)	68,273	(2,722)	(1,729)	—	63,822
Interest expense	23,674				23,674
Other income (expense)	586	(13)	(215)		358

Income (loss) before income taxes	45,185	(2,735)	(1,944)	—	40,506
Income taxes	18,560	(1,149)	(1,210)		16,201

Income (loss) before equity in loss of consolidated subsidiaries	26,625	(1,586)	(734)	—	24,305
Equity in loss of consolidated subsidiaries	(2,320)			2,320	—

Net income (loss)	$24,305	$(1,586)	$(734)	$2,320	$24,305

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED OCTOBER 31, 2004

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:

Net income (loss)	$13,448	$(10,167)	$(1,017)	$11,184	$13,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,251	7,126	3,286		16,663
Amortization of discount on 12.5% notes due 2009	138				138
Amortization of deferred loan costs	2,122				2,122
Deferred income tax benefit	(3,159)				(3,159)
Provision for the allowance for doubtful accounts	125				125
(Gain) loss on disposal of property and equipment	(432)	4,502	73		4,143
Partnership losses	957				957
Equity in loss of consolidated subsidiaries	11,184			(11,184)	—
Changes in operating assets and liabilities:
Accounts receivable	3,759	(748)	(459)		2,552
Intercompany receivables (net)	(9,709)	5,836	3,873		—
Inventories	(7,942)	(1,935)	(1,352)		(11,229)
Other current assets	(182)	674	57		549
Other assets	(213)	(5)	202		(16)
Accounts payable	1,797		(113)		1,684
Accrued expenses	(1,362)	884	82		(396)
Accrued interest expense	18				18
Income taxes payable	607		(1,262)		(655)
Other liabilities	3,387	569			3,956

Net cash provided by operating activities	20,794	6,736	3,370	—	30,900

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	27,622				27,622
Purchase of property and equipment	(2,406)	(6,559)	(3,422)		(12,387)
Capital distributions from partnership	105		300		405

Net cash used in investing activities	25,321	(6,559)	(3,122)	—	15,640

FINANCING ACTIVITIES:

Principal payments of long-term debt	(43,038)		(252)		(43,290)
Redemption of redeemable common stock	(5,000)				(5,000)
Financing fees and expenses	(80)				(80)

Net cash used in financing activities	(48,118)	—	(252)	—	(48,370)

Effect of exchange rate changes	(112)		526		414

Net increase (decrease) in cash and cash equivalents	(1,815)	177	222		(1,416)
Beginning balance, cash and cash equivalents	18,492	306	467		19,265

Ending balance, cash and cash equivalents	$16,677	$483	$689	$—	$17,849

Supplemental disclosures of cash flow information:
Cash received for interest income	$241	$—	$—	$—	$241

Cash paid for:
Interest expense	$19,400	$—		$—	$19,400

Income taxes	$10,181	$—	$—	$—	$10,181

Supplemental disclosures of noncash financing and investing activities:
Deferred gain on sale leaseback transactions	$3,634	$—	$—	$—	$3,634

Unrealized loss on hedging transactions	$(106)	$—	$—	$—	$(106)

Adjustment of redeemable common stock to fair value	$4,989	$—	$—	$—	$4,989

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED NOVEMBER 2, 2003

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:

Net income (loss)	$14,882	$(3,385)	$(815)	$4,200	$14,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,022	2,846	822		16,690
Amortization of discount on 12.5% notes due 2009	138				138
Amortization of deferred loan costs	2,102				2,102
Deferred income tax benefit	(123)				(123)
Loss on disposal of property and equipment	484	660	69		1,213
Provision for the allowance for doubtful accounts	301				301
Partnership losses	872				872
Equity in loss of consolidated subsidiaries	4,200			(4,200)	—
Changes in operating assets and liabilities:
Accounts receivable	943	(1,220)	(137)		(414)
Intercompany receivables (net)	(18,191)	9,801	8,390		—
Inventories	1,338	(5,206)	(1,542)		(5,410)
Other current assets	(341)	(527)	(513)		(1,381)
Other assets	171	45	(1,387)		(1,171)
Accounts payable	4,641				4,641
Accrued expenses	2,054	2,765	411		5,230
Accrued interest expense	(1,717)				(1,717)
Income taxes payable	(294)		(1,385)		(1,679)
Deferred rent	321	139			460

Net cash provided by operating activities	24,803	5,918	3,913	—	34,634

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	22				22
Purchase of property and equipment	(10,566)	(6,366)	(4,335)		(21,267)
Sale of short-term investments	7				7
Capital distributions from partnership	440				440

Net cash used in investing activities	(10,097)	(6,366)	(4,335)	—	(20,798)

FINANCING ACTIVITIES:

Principal payments of long-term debt	(9,872)		(420)		(10,292)
Proceeds from bank borrowings	30,000		299		30,299
Redemptionof 15.25% subordinated notes	(39,294)				(39,294)
Redemption of redeemable common stock	(5,000)				(5,000)
Financing fees and expenses	(974)				(974)

Net cash used in financing activities	(25,140)	—	(121)	—	(25,261)

Effect of exchange rate changes	267		294		561

Net decrease in cash and cash equivalents	(10,167)	(448)	(249)	—	(10,864)
Beginning balance, cash and cash equivalents	28,659	754	716		30,129

Ending balance, cash and cash equivalents	$18,492	$306	$467	$—	$19,265

Supplemental disclosures of cash flow information:
Cash received for interest income	$440	$—	$—	$—	$440

Cash paid for:
Interest expense	$23,802	$—	$3	$—	$23,805

Income taxes	$11,388	$—	$—	$—	$11,388

Supplemental disclosures of noncash financing and investing activities:
Conversion of accrued interest to subordinated notes	$533	$—	$—	$—	$533

Unrealized gain on securities	$2	$—	$—	$—	$2

Adjustment of redeemable common stock to fair value	$(22,679)	$—	$—	$—	$(22,679)

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED NOVEMBER 3, 2002

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss)	$24,360	$(1,586)	$(679)	$2,210	$24,305
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,320	569	792		15,681
Amortization of discount on 12.5% notes due 2009	141				141
Amortization of deferred loan costs	2,061				2,061
Deferred income tax benefit	(2,785)				(2,785)
Loss on disposal of property and equipment	145		196		341
Provision for the allowance for doubtful accounts	(652)				(652)
Partnership losses	905				905
Equity in loss of consolidated subsidiaries	2,210			(2,210)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,806)	54	(428)		(5,180)
Intercompany receivables (net)	(2,192)	(686)	2,878		—
Inventories	(2,904)	1,303	(607)		(2,208)
Other current assets	(245)	89			(156)
Other assets	(767)	36	(124)		(855)
Accounts payable	(2,088)				(2,088)
Accrued expenses	890	196	(62)		1,024
Accrued interest expense	1,488				1,488
Income taxes payable	6,438		(1,158)		5,280
Deferred rent	5,144				5,144

Net cash provided by (used in) operating activities	41,663	(25)	808	—	42,446

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	21				21
Purchases of property and equipment	(16,698)	23	(752)		(17,427)
Sale of short-term investments	3				3
Capital distributions from partnership	486				486

Net cash provided by (used in) investing activities	(16,188)	23	(752)	—	(16,917)

FINANCING ACTIVITIES:
Principal payments of long-term debt	(22,344)				(22,344)
Proceeds from bank borrowings			408		408

Net cash provided by (used in) financing activities	(22,344)	—	408	—	(21,936)

Effect of exchange rate changes	290		35		325
Net increase (decrease) in cash and cash equivalents	3,421	(2)	499	—	3,918
Beginning balance, cash and cash equivalents	25,990	4	217		26,211

Ending balance, cash and cash equivalents	$29,411	$2	$716	$—	$30,129

Supplemental disclosures of cash flow information:
Cash received for interest income	$1,044	$—	$—	$—	$1,044

Cash paid for:
Interest expense	$19,796	$—	$3	$—	$19,799

Income taxes	$15,095	$—	$—	$—	$15,095

Supplemental disclosure of noncash financing and investing activities:
Dividends accrued on mandatorily redeemable preferred stock	$3,458	$—	$—	$—	$3,458

Conversion of mandatorily redeemable preferred stock and accrued dividends to subordinated notes	$38,761	$—	$—	$—	$38,761

Unrealized loss on securities	$(1)	$—	$—	$—	$(1)

Unrealized loss on hedging transactions	$(107)	$—	$—	$—	$(107)

Adjustment of redeemable common stock to fair value	$26,928	$—	$—	$—	$26,928

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 31, 2004, November 2, 2003 and November 3, 2002

19. Results by Quarter (Unaudited)

The unaudited results by quarter for fiscal years 2004 and 2003 are shown below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended October 31, 2004
Net sales	$103,626	$100,423	$90,773	$100,780
Gross profit	56,295	57,540	50,419	52,177
Net income (loss) (1)	6,074	4,737	2,967	(330)
Net income (loss) per common share-diluted	0.94	0.73	0.47	(0.05)
Year ended November 2, 2003
Net sales	$98,296	$87,595	$83,524	$100,728
Gross profit	54,681	52,674	48,135	58,010
Net income	5,004	1,947	1,938	5,993
Net income per common share-diluted	0.75	0.29	0.29	0.91

(1)	See notes 13 and 15.

SCHEDULE II

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

October 31, 2004, November 2, 2003 and November 3, 2002

	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Deductions	Balance at End of Fiscal Year
Allowance for Uncollectible Accounts:
Fiscal year ended October 31, 2004	$2,559,767	$125,276	$1,617,291	$1,067,752
Fiscal year ended November 2, 2003	$2,316,150	$301,040	$57,423	$2,559,767
Fiscal year ended November 3, 2002	$3,091,498	$(652,344)	$123,004	$2,316,150

Allowance for Discounts:
Fiscal year ended October 31, 2004	$2,613,009	$17,368,808	$17,774,056	$2,207,761
Fiscal year ended November 2, 2003	$2,709,593	$16,630,134	$16,726,718	$2,613,009
Fiscal year ended November 3, 2002	$2,510,779	$17,227,292	$17,028,478	$2,709,593

Allowance for Excess and Obsolete Inventory:
Fiscal year ended October 31, 2004	$3,023,901	$3,882,795	$1,531,830	$5,374,866
Fiscal year ended November 2, 2003	$4,565,491	$351,281	$1,892,871	$3,023,901
Fiscal year ended November 3, 2002	$4,107,371	$1,171,525	$713,405	$4,565,491

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2005

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/ RICHARD COHEN
Richard Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD COHEN Richard Cohen	Director and Chief Executive Officer (Principal Executive Officer)	January 26, 2005

/S/ ROGER G. RUPPERT Roger G. Ruppert	Executive Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2005

/S/ JAMES KELLEY James Kelley	Chairman of the Board	January 26, 2005

/S/ MARIE GRAY Marie Gray	Vice Chairman of the Board and Chief Designer	January 26, 2005

/S/ BRUCE FETTER Bruce Fetter	Director and Chief Operating Officer	January 26, 2005

/S/ KELLY GRAY Kelly Gray	Director and Creative Director	January 26, 2005

/S/ BOB GRAY Bob Gray	Director	January 26, 2005

/S/ DANIEL O’CONNELL Daniel O’Connell	Director	January 26, 2005

/S/ SANDER LEVY Sander Levy	Director	January 26, 2005

/S/ CHRISTOPHER HENDERSON Christopher Henderson	Director	January 26, 2005

/S/ PHILIP MILLER Philip Miller	Director	January 26, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders covering fiscal 2004.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of February 2, 1999, among St. John Knits, Inc., SJK Acquisition, Inc., St. John Knits International, Incorporated and Acquisition Corp. (incorporated by reference to Exhibit 2.1 to St. John Knits International’s Registration Statement on Form S-4 dated March 1, 1999).

3.1	Restated Certificate of Incorporation of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.1 to St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

3.2	By-Laws of St. John Knits International, Incorporated (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to St. John Knits International’s Registration Statement on Form S-4 dated May 17, 1999).

3.3	Certificate of Amendment of Certificate of Designations (incorporated by reference to Exhibit 3.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended April 28, 2002).

4.1	Indenture, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, the guarantors named therein and The Bank of New York, as the trustee (incorporated by reference to Exhibit (a)(2) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

4.2	Form of 12.5% Senior Subordinated Notes due 2009 (included as part of the Indenture filed as Exhibit 4.1 hereto).

4.3	Exchange and Registration Rights Agreement, dated as of July 7, 1999, by and among St. John Knits International, Incorporated, St. John Knits, Inc., St. John Italy, Inc., St. John Trademarks, Inc., St. John Home, LLC, Chase Securities Inc., Bear, Stearns & Co. Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit 4.3 to St. John Knits International’s Registration Statement on Form S-4 dated September 3, 1999).

4.4	Not used.

4.5	Modification Agreement (incorporated by reference to Exhibit 4.1 to St. John Knits International, Incorporated Report on Form 10-Q for the quarter ended April 28, 2002).

4.6	Not used.

4.7	Not used.

4.8	Amended and Restated Credit Agreement dated May 30, 2003 (incorporated by reference to Exhibit 4.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended May 4, 2003).

10.1	Credit Agreement, dated July 7, 1999, by and among the Company, the Lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit (a)(1) to St. John Knits International’s Amendment No. 4 to Rule 13e-3 Transaction Statement on Schedule 13E-3 dated July 12, 1999).

10.2	Voting Agreement, dated as of February 2, 1999, among Vestar Capital Partners III, L.P., Vestar/Gray LLC and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to St. John Knits International’s Registration Statement on Form S-4 dated March 1, 1999).

10.3	Stockholders’ Agreement, dated July 7, 1999, by and among the Company, SJK, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the members of Vestar/Gray Investors LLC signatory thereto (incorporated by reference to Exhibit 99.3 of St. John Knits International’s Form 8-K dated July 7, 1999).

10.4	Amended and Restated Limited Liability Company Agreement of Vestar/SJK Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.4 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.5	Management Agreement among St. John Knits, Inc., St. John Knits International, Incorporated and Vestar Capital Partners (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to St. John Knits International’s Registration Statement on Form S-4 dated April 28, 1999).

10.5	Not used

10.7	Superior Court of the State of California County of Orange, Central Justice Center Minute Order, dated April 30, 1999 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to St. John Knits International’s Registration Statement on Form S-4 dated May 17, 1999).

10.8	Lease Amendment Agreement dated April 1, 1997 between St. John Knits, Inc. and G.M. Properties (increasing the space of the corporate headquarters, warehousing and manufacturing facility) (incorporated by reference to Exhibit 10.1 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.9	Agreement of Lease dated as of December 31, 1995 by and between St. John Knits, Inc. and Rolex Realty Company, Inc. (New York Boutique) (incorporated by reference to Exhibit 10.3 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.10	Lease dated June 1, 1986 between G.M. Properties and St. John Knits, Inc. (Corporate Headquarters) (incorporated by reference to Exhibit 10.4 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.11	Industrial Real Estate Lease dated November 13, 1985 between Alhambra Partners, a California Limited Partnership, and St. John Knits, Inc., together with Amendment No. 1 to Industrial Real Estate Lease dated November 13, 1985 and Option to Extend Term dated November 13, 1985 (Assembling, Sewing) (incorporated by reference to Exhibit 10.5 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.12	Agreement of Lease dated January 11, 1991 by and between Rolex Realty Company, Inc. and St. John Knits, Inc. together with Lease Modification Agreement dated January 11, 1991 and Second Lease Modification Agreement dated April 12, 1991 (New York Boutique) (incorporated by reference to Exhibit 10.9 to St. John Knits, Inc.’s Registration Statement on Form S-1, as amended (file no. 33-57128)).

10.13	Amended and Restated Agreement of Limited Partnership of SJA 1&2, Ltd. dated November 2, 1993 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. (incorporated by reference to Exhibit 10.13 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.14	Not used.

10.15	Employment Agreement dated as of July 14, 1998 between St. John Knits, Inc. and Marie St. John Gray (incorporated by reference to Exhibit 10.4 to St. John Knits, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 1998).**

10.16*	Written Description of Non-employee Director Compensation Pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

10.17	Employment Agreement dated as of January 1, 2001 between St. John Knits, Inc. and Bruce Fetter (incorporated by reference to Exhibit 10.17 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).**

10.18	Not used.

10.19	St. John Knits, Inc. Employees’ Profit Sharing Plan dated as of August 21, 1995 (incorporated by reference to Exhibit 10.18 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).**

10.20	Aircraft Lease dated October 18, 2001 by and between St. John Knits, Inc. and Ocean Air Charters, Inc. as Trustee of the SJA 1&2, Ltd. Trust (Lease for Company airplane) (incorporated by reference to Exhibit 10.20 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).

10.21	Form of Indemnity Agreement by and between St. John Knits, Inc., St. John Knits International, Incorporated and each of their directors and officers (incorporated by reference to Exhibit 10.21 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).

10.22	Distribution Agreement dated June 11, 1997 by and between St. John Knits, Inc. and Gary Farn, Ltd. (incorporated by reference to Exhibit 10.26 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.23	General Partnership Agreement of St. John-Varian Development Company dated April 3, 1995 by and between St. John Knits, Inc. and Varian Associates, a California General Partnership (incorporated by reference to Exhibit 10.28 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.24	Lease Agreement dated April 3, 1995 by and between St. John Knits, Inc. and St. John-Varian Development Company (Knitting, Sewing, Finishing, Shipping, Administrative Offices) (incorporated by reference to Exhibit 10.29 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended October 29, 1995).

10.25	First Amendment to Employment Agreement, effective as of November 5, 2001, between Bruce Fetter and St. John Knits, Inc. (incorporated by reference to Exhibit 10.25 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).**

10.26	Lease Extension Agreement dated November 20, 2000 between St. John Knits, Inc. and G.M. Properties (extending the lease for a manufacturing facility) (incorporated by reference to Exhibit 10.26 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).

10.27	Lease Extension Agreement dated as of November 20, 2000 between St. John Knits, Inc. and Alhambra Partners (extending the lease for one of the Company’s assembling and sewing facilities) (incorporated by reference to Exhibit 10.27 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 29, 2000).

10.28	License and Distribution Agreement dated as of August 1, 1997 between St. John Knits, Inc. and St. John Co., Ltd. (incorporated by reference to Exhibit 10.35 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.29	Not used.

10.30	Not used.

10.31	Sales Representative Agreement dated November 13, 1996 by and between St. John Knits, Inc. and Hilda Chang (incorporated by reference to Exhibit 10.43 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 3, 1996).

10.32	Unit Price Construction Agreement between St. John de Mexico, S.A. de C.V. and Administration Tijuana Industrial, S.A. de C.V. (incorporated by reference to Exhibit 10.50 to St. John Knits, Inc.’s Report on Form 10-K for the fiscal year ended November 2, 1997).

10.33	Not used.

10.34	Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Bob Gray (incorporated by reference to Exhibit 10.34 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.35	Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Marie St. John Gray (incorporated by reference to Exhibit 10.35 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.36	Stock Option Agreement, dated as of July 7, 1999, between St. John Knits International and Kelly A. Gray (incorporated by reference to Exhibit 10.36 to St. John Knits International’s Amendment No. 1 to the Registration Statement on Form S-4 dated November 12, 1999).**

10.37	Not used.

10.38	First Amendment to Amended and Restated Employment Agreement, effective as of May 4, 2000, between Marie St. John Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.39	Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan, executed May 15, 2000 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).**

10.40	Amendment, dated May 15, 2000, to the Management Stockholders’ Agreement dated as of September 21, 1999 among St. John Knits International, Incorporated, Vestar/Gray Investors LLC, Vestar/SJK Investors LLC and the Management Investors (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 30, 2000).

10.41	Not used.

10.42	Separation and General Release Agreement, effective as of October 16, 2001, between Hugh Mullins and St. John Knits, Inc. (incorporated by reference to Exhibit 10.42 to St. John Knits International, Incorporated’s Report on Form 10-K for the fiscal year ended October 28, 2001).**

10.43	Amendment to the Amended and Restated Limited Liability Company Agreement of Vestar/Gray Investors LLC, dated as of July 7, 1999 (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 29, 2001).

10.44	Amended to the Stockholders’ Agreement dated July 7, 1999, by and among the Company, SJK and Vestar/Gray Investors, LLC (incorporated by reference to Exhibit 10.2 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended July 29, 2001).

10.45	Second Amendment to Amended and Restated Employment Agreement, effective as of September 24, 2002, between Marie St. John Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.45 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.46	Third Amendment to Amended and Restated Employment Agreement, effective as of January 9, 2003, between Marie St. John Gray and St. John Knits, Inc. (incorporated by reference to Exhibit 10.46 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.47	Not used.

10.48	Not used.

10.49	Second Amendment to Amended and Restated Employment Agreement, effective as of November 4, 2002, between Bruce Fetter and St. John Knits, Inc. (incorporated by reference to Exhibit 10.49 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.50	Separation Agreement between St. John Knits International, Incorporated and Bob Gray, effective as of November 3, 2002. (incorporated by reference to Exhibit 10.50 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.51	Amended and Restated Separation Agreement between St. John Knits International, Incorporated and Bob Gray, effective as of November 3, 2002. (incorporated by reference to Exhibit 10.51 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.52	Consulting Agreement between St. John Knits, Inc. and Bob Gray, effective as of November 4, 2002. (incorporated by reference to Exhibit 10.52 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.53	Amended and Restated Consulting Agreement between St. John Knits, Inc. and Bob Gray effective as of November 4, 2002. (incorporated by reference to Exhibit 10.53 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.54	Agreement of intent of sell SJKI common stock by and between St. John Knits International, Incorporated and Bob Gray, dated November 7, 2002. (incorporated by reference to Exhibit 10.54 to St. John Knits International, Incorporated’s Report on Form 10-K for fiscal 2002). **

10.55	Employment agreement dated as of June 3, 2004 between St. John Knits, Inc. and Richard Cohen. (incorporated by reference to Exhibit 10.1 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended August 1, 2004).**

10.56	Agreement for Purchase and Sale and Lease of Property and Escrow Instructions dated June 11, 2004 by and between St. John Knits, Inc. and John R. Saunders Trust. (incorporated by reference to Exhibit 10.2 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended August 1, 2004).

10.57	Lease agreement dated July 21, 2004 by and between St. John Knits, Inc. and JS SJK L.P. (lease covering the location at 17522 Armstrong Avenue in Irvine, California). (incorporated by reference to Exhibit 10.3 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended August 1, 2004).

10.58	Lease agreement dated July 21, 2004 by and between St. John Knits, Inc. and JS SJK L.P. (lease covering the location at 17622 Armstrong Avenue in Irvine, California). (incorporated by reference to Exhibit 10.4 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended August 1, 2004).

10.59	Agreement of intent to sell SJKI Common Stock by and between St. John Knits International, Incorporated and Bob Gray, dated May 21, 2004. (incorporated by reference to Exhibit 10.5 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended August 1, 2004).

10.60	Form of Time Option Agreement for the Amended and Restated St. John Knits International, Incorporated 1999 Stock Option Plan. (incorporated by reference to Exhibit 10.6 to St. John Knits International, Incorporated’s Report on Form 10-Q for the quarter ended August 1, 2004).

10.61*	Employment Agreement dated as of December 27, 2004 between St. John Knits, Inc. and Max Weinstein.**

10.62*	Time Option Agreement dated as of January 11, 2005 between St. John Knits, Inc. and Max Weinstein.**

10.63*	Employment Agreement dated as of December 24, 2004 between St. John Knits, Inc. and Robert Green.**

10.64*	Time Option Agreement dated as of January 11, 2005 between St. John Knits, Inc. and Robert Green.**

10.65*	Employment Agreement dated as of December 17, 2004 between St. John Knits, Inc. and Elfie Campbell.**

10.66*	Fourth Amendment to Amended and Restated Employment Agreement, effective as of January 10, 2005, between Marie St. John Gray and St. John Knits, Inc.**

10.67*	Employment agreement dated as of January 10, 2005 between St. John Knits, Inc. and Kelly Gray.**

21.1	List of subsidiaries

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

*	Filed herewith

**	Management Contract or Compensation Plan