Form 10-Q
period 2005-01-30
ST JOHN KNITS INTERNATIONAL INC
filed 2005-03-16
CIK 1080280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2005

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

The number of outstanding shares of Registrant’s Common Stock, par value $0.01 per share, was 6,289,953 shares as of March 15, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	January 30, 2005	October 31, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$33,559,040	$17,849,345
Accounts receivable, net	19,405,942	28,781,108
Inventories	67,270,435	71,345,303
Deferred income tax benefit	16,300,707	16,300,707
Other	5,646,015	4,628,858

Total current assets	142,182,139	138,905,321

Property and equipment:
Machinery and equipment	71,777,608	71,506,561
Leasehold improvements	57,600,946	50,517,924
Buildings	5,914,519	5,886,369
Furniture and fixtures	18,599,069	18,445,000
Land	1,729,891	1,729,891
Construction in progress	1,059,872	1,619,851

	156,681,905	149,705,596
Less - Accumulated depreciation and amortization	100,483,256	94,994,072

	56,198,649	54,711,524

Deferred financing costs, net	4,451,450	4,930,633
Deferred income tax benefit	2,973,150	3,473,541
Other assets	7,097,698	5,975,857

	$212,903,086	$207,996,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,579,656	$13,454,759
Accrued expenses	27,154,838	25,373,965
Current portion of long-term debt	18,180,507	18,180,507
Accrued interest expense	2,545,968	4,120,612
Income taxes payable	6,356,890	4,867,728

Total current liabilities	61,817,859	65,997,571

Long-term debt, net of current portion (Note 5)	189,098,699	189,062,174
Other liabilities	13,560,584	9,559,774

Total liabilities	264,477,142	264,619,519

Redeemable common stock, par value $0.01 per share; issued and outstanding - 712,696 shares	30,289,580	26,369,752

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, par value $0.01 per share; authorized - 10,000,000 shares, issued and outstanding - 5,577,257 shares	55,772	55,772
Additional paid-in capital	106,863,305	110,783,133
Cumulative foreign currency translation adjustment	1,057,058	1,014,980
Unrealized loss on hedging transactions	(80,319)	(106,258)
Accumulated deficit	(189,759,452)	(194,740,022)

Total stockholders’ deficit	(81,863,636)	(82,992,395)

	$212,903,086	$207,996,876

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Thirteen Weeks Ended
	January 30, 2005	February 1, 2004
Net sales	$99,934,321	$103,626,353
Cost of sales	43,757,806	47,330,955

Gross profit	56,176,515	56,295,398
Selling, general and administrative expenses	42,597,092	43,233,143

Operating income	13,579,423	13,062,255
Interest expense	5,198,754	5,556,564
Other income (expense)	(181,561)	114,021

Income before income taxes	8,199,108	7,619,712
Income taxes	3,218,538	1,546,194

Net income	$4,980,570	$6,073,518

Comprehensive income, net of tax:

Net income	$4,980,570	$6,073,518
Foreign currency translation adjustments	443,283	357,636
Unrealized loss on hedging transactions	(31,552)	—

Comprehensive income	$5,392,301	$6,431,154

Net income per common share:
Basic	$0.79	$0.94

Diluted	$0.77	$0.94

Shares used in the calculation of net income per common share:
Basic	6,289,953	6,456,619

Diluted	6,438,342	6,456,619

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen Weeks Ended
	January 30, 2005	February 1, 2004
Cash flows from operating activities:
Net income	$4,980,570	$6,073,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,766,232	4,253,362
Amortization of discount on 12.5% notes due 2009	34,600	34,600
Amortization of deferred financing costs	479,183	550,438
Deferred income tax benefit	500,391	—
Loss (gain) on disposal of property and equipment	93,990	(87,701)
Partnership losses	294,417	215,542
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,375,166	7,606,712
(Increase) decrease in inventories	4,074,868	(4,556,223)
Increase in other current assets	(1,017,157)	(580,539)
Increase in other assets	(1,505,006)	(71,559)
Decrease in accounts payable	(5,875,103)	(627,500)
Increase in accrued expenses	1,148,847	169,240
Decrease in accrued interest expense	(1,574,644)	(3,073,206)
Increase in income taxes payable	1,489,162	12,638
Increase in other liabilities	136,818	143,258

Net cash provided by operating activities	16,402,334	10,062,580

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,500	2,147,820
Purchase of property and equipment	(683,003)	(1,603,834)
Capital distributions from partnership	85,000	120,000

Net cash (used in) provided by investing activities	(595,503)	663,986

Cash flows from financing activities:
Principal payments of long-term debt	—	(5,548,712)

Net cash used in financing activities	—	(5,548,712)

Effect of exchange rate changes	(97,136)	270,251

Net increase in cash and cash equivalents	15,709,695	5,448,105
Beginning balance, cash and cash equivalents	17,849,345	19,265,499

Ending balance, cash and cash equivalents	$33,559,040	$24,713,604

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Thirteen Weeks Ended
	January 30, 2005	February 1, 2004
Supplemental disclosures of cash flow information:
Cash received for interest income	$93,175	$85,566

Cash paid for:
Interest expense	$6,250,657	$8,031,312

Income taxes	$1,831,935	$1,554,459

Supplemental disclosures of noncash financing and investing activities:
Adjustment of redeemable common stock to fair value	$3,919,828	$(1,978,565)

Unrealized loss on hedging transactions	$25,939	$—

See accompanying notes.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Company Operations

The accompanying unaudited consolidated financial statements of St. John Knits International, Incorporated (“SJKI”) and its subsidiaries, including St. John Knits, Inc. (“St. John”), reflect all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. SJKI and its subsidiaries are collectively referred to herein as “the Company”. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 as filed with the Securities and Exchange Commission on January 31, 2005.

The results of operations for the periods presented are not necessarily indicative of the operating results that may be expected for the year ending October 30, 2005.

Company Operations

The Company is a leading designer, manufacturer and marketer of women’s clothing and accessories. The Company’s products are distributed primarily through specialty retailers and company-owned retail boutiques and outlet stores in the United States and internationally. All intercompany and interdivisional transactions and accounts have been eliminated.

Definition of Fiscal Year

The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Sunday nearest to October 31. The quarters also end on the Sunday nearest the end of the quarter, which accordingly were January 30, 2005 and February 1, 2004.

Dividends

SJKI has not paid any cash dividends to its common stockholders since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future.

Reclassifications

During the first quarter of fiscal 2005, the Company reclassified the unamortized balance of its tenant improvement allowances received from landlords from leasehold improvements to other liabilities and accrued expenses on the accompanying balance sheet. The Company had previously reported leasehold improvements net of any tenant improvement allowances received. The Company reclassified approximately $4.6 million in net tenant allowances from leasehold improvements. The current portion of the deferred rent liability of approximately $0.7 million was recorded as an addition to accrued expenses, while the balance of $3.9 million was included in other long-term liabilities. Future amortization of the deferred rent liability balance will be recorded as a reduction to rent expense and will be offset by a similar increase to amortization expense for leasehold improvements. This reclassification had no impact on the Company’s statements of income and management determined that such adjustment was not significant to its statements of cash flows and balance sheets for its prior fiscal years.

2. Stock Option Plan

The Company has one stock-based employee compensation plan, the 1999 St. John Knits International, Incorporated Stock Option Plan (the “Plan”). Options granted under the Plan are

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

nonstatutory stock options. Stock options are granted with an exercise price equal to or greater than the fair market value of the stock on the date of grant. The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees, and Related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan have an exercise price equal to or greater than the estimated fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

	Thirteen Weeks Ended
	January 30, 2005	February 1, 2004
Net income, as reported	$4,980,570	$6,073,518

Less: total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	146,391	112,287

Pro forma net income	$4,834,179	$5,961,231

Earnings per common share:
Basic – as reported	$0.79	$0.94
Basic – pro forma	$0.77	$0.92
Diluted – as reported	$0.77	$0.94
Diluted – pro forma	$0.75	$0.92

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

The following is a reconciliation of the Company’s weighted average shares outstanding for the purpose of calculating basic and diluted earnings per common share for all periods presented:

	Thirteen Weeks Ended
	January 30, 2005	February 1, 2004
Weighted average shares outstanding	6,289,953	6,456,619
Add: dilutive effect of stock options	148,389	—

Shares used to calculate diluted earnings per share	6,438,342	6,456,619

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

4. Inventories

Inventories are comprised of the following:

	January 30, 2005	October 31, 2004
Raw materials	$14,418,635	$15,686,238
Work-in-process	10,437,943	11,904,165
Finished products	42,413,857	43,754,900

	$67,270,435	$71,345,303

5. Long-term Debt

	January 30, 2005	October 31, 2004
Long-term debt consists of the following:
Senior credit facility:
Tranche A	$—	$—
Tranche B	107,837,799	107,837,799

	107,837,799	107,837,799
Senior subordinated 12.5% notes, net of discount	99,392,666	99,358,066
Other	48,741	46,816

	207,279,206	207,242,681
Less – Current portion	18,180,507	18,180,507

	$189,098,699	$189,062,174

6. Debt Refinancing

The Company is currently finalizing its negotiations with lenders to refinance its outstanding indebtedness, including redeeming its 12.5% Senior Subordinated Notes due 2009. In addition, the Company plans to use up to $13.5 million of the proceeds to purchase shares of common stock from trusts controlled by the Gray Family.

7. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for the Company’s fiscal year 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on its overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation or determined the impact of adopting SFAS 123(R).

8. Commitments and Contingencies

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $16.5 million of letters of credit outstanding at January 30, 2005. Of this total, $15.6 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported, on the accompanying consolidated balance sheets. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of any current litigation will not have a material effect upon the results of operations or financial condition of the Company.

9. Segment Information

The Company has two reportable business segments, wholesale and retail sales. The Company’s wholesale sales business consists primarily of six product lines; Knitwear, Sport, Shoes, Jewelry, Accessories and Home Accessories. Retail sales were primarily generated through the Company’s boutiques and outlet stores. Management evaluates segment performance based primarily on revenue and earnings from operations. Inter-segment sales are recorded at the Company’s wholesale selling prices and eliminated, along with any profit in ending inventory, through the eliminations column. Interest expense, the equity in the net income of investees accounted for by the equity method and income taxes are not allocated to the segments. The Company’s chief operational decision making group is presently comprised of the Chief Executive Officer and the Chief Financial Officer.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(unaudited)

Segment information is summarized as follows for the periods indicated:

	Wholesale	Retail	Eliminations	Total
	(in thousands)
First Quarter Fiscal 2005
Net sales	$77,736	$42,611	$(20,413)	$99,934
Operating income	12,766	1,797	(984)	13,579
Capital expenditures	469	214	—	683
Depreciation and amortization	2,241	1,525	—	3,766

First Quarter Fiscal 2004
Net sales	$84,219	$46,177	$(26,770)	$103,626
Operating income	17,279	607	(4,824)	13,062
Capital expenditures	759	845	—	1,604
Depreciation and amortization	2,428	1,825	—	4,253

10. Supplemental Condensed Consolidated Financial Information

The Company’s payment obligations under the senior subordinated notes are guaranteed by certain of the Company’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Except for restrictions under applicable law, there are no material restrictions on distributions from the Guarantor Subsidiaries to SJKI. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company’s management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for the Parent Company (consisting of SJKI and St. John), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). During the third quarter of fiscal 2003, the Company set up a new entity to hold its retail operations. The new company operates under the name of St. John Apparel, LLC and is a Guarantor Subsidiary. The supplemental financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of January 30, 2005 and October 31, 2004, and for the 13 weeks ended January 30, 2005 and February 1, 2004.

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 30, 2005

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS

Current assets:
Cash and cash equivalents	$31,969	$428	$1,162	$—	$33,559
Accounts receivable, net	15,560	2,093	1,753		19,406
Inventories (1)	22,617	38,799	5,854		67,270
Deferred income tax benefit	16,301		—		16,301
Other	4,935	532	179		5,646
Intercompany accounts receivable	11,520	—		(11,520)	—

Total current assets	102,902	41,852	8,948	(11,520)	142,182

Property and equipment, net	21,851	25,504	8,844		56,199
Investment in subsidiaries	53,649		—	(53,649)	—
Receivable from consolidated subsidiaries	21,984		—	(21,984)	—
Deferred financing costs	4,451		—		4,451
Deferred income tax benefit	2,973				2,973
Other assets	4,105	947	2,046		7,098

Total assets	$211,915	$68,303	$19,838	$(87,153)	$212,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,363	$—	$216	$—	$7,579
Accrued expenses	23,056	3,986	113		27,155
Current portion of long-term debt	18,180		—		18,180
Accrued interest expense	2,546				2,546
Intercompany accounts payable		—	11,520	(11,520)	—
Income taxes payable	10,593		(4,236)		6,357

Total current liabilities	61,738	3,986	7,613	(11,520)	61,817

Intercompany payable		9,599	12,385	(21,984)	—
Long-term debt, net of current portion	189,051		48		189,099
Other liabilities	12,700	861			13,561
Deferred income tax liability	—	—	—		—

Total liabilities	263,489	14,446	20,046	(33,504)	264,477

Redeemable common stock	30,290		—		30,290

Total stockholders’ equity (deficit)	(81,864)	53,857	(208)	(53,649)	(81,864)

Total liabilities and stockholders’ equity (deficit)	$211,915	$68,303	$19,838	$(87,153)	$212,903

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

(1)	Inventories are shown at cost (without intercompany profits) for all entities

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

THIRTEEN WEEKS ENDED JANUARY 30, 2005

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
Net sales	$53,505	$42,148	$4,281	$—	$99,934
Cost of sales	19,475	22,100	2,183		43,758

Gross profit	34,030	20,048	2,098	—	56,176
Selling, general and administrative expenses	19,288	20,549	2,760		42,597

Operating income (loss)	14,742	(501)	(662)	—	13,579
Interest expense	5,199				5,199
Other income (expense)	(136)	(21)	(25)		(182)

Income (loss) before income taxes	9,407	(522)	(687)	—	8,198
Income taxes	3,525	—	(307)		3,218

Income (loss) before equity in loss of consolidated subsidiaries	5,882	(522)	(380)	—	4,980
Equity in loss of consolidated subsidiaries	(902)			902	—

Net income (loss)	$4,980	$(522)	$(380)	$902	$4,980

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

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTEEN WEEKS ENDED JANUARY 30, 2005

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:

Net income (loss)	$4,980	$(522)	$(380)	$902	$4,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,010	1,499	257		3,766
Amortization of discount on 12.5% notes due 2009	35				35
Amortization of deferred loan costs	479				479
Increase in deferred income tax benefit	500				500
(Gain) loss on disposal of property and equipment	73	21	—		94
Partnership losses	294				294
Equity in loss of consolidated subsidiaries	902			(902)	—
Changes in operating assets and liabilities:
Accounts receivable	7,675	1,423	277		9,375
Intercompany receivables (net)	4,759	(6,549)	1,790		—
Inventories	1,408	3,082	(415)		4,075
Other current assets	(960)	(37)	(20)		(1,017)
Other assets	(1,523)	89	(71)		(1,505)
Accounts payable	(5,404)		(471)		(5,875)
Accrued expenses	145	903	101		1,149
Accrued interest expense	(1,574)				(1,574)
Income taxes payable	1,905		(416)		1,489
Other liabilities	(16)	153			137

Net cash provided by operating activities	15,688	62	652	—	16,402

INVESTING ACTIVITIES:

Proceeds from sale of prperty and equipment	—	3			3
Purchase of property and equipment	(434)	(120)	(129)		(683)
Capital distributions from partnership	85		—		85

Net cash used in investing activities	(349)	(117)	(129)	—	(595)

FINANCING ACTIVITIES:
Net cash used in financing activities	—	—	—	—	—

Effect of exchange rate changes	(47)		(50)		(97)

Net increase in cash and cash equivalents	15,292	(55)	473		15,710
Beginning balance, cash and cash equivalents	16,677	483	689		17,849

Ending balance, cash and cash equivalents	$31,969	$428	$1,162	$—	$33,559

Supplemental disclosures of cash flow information:
Cash received for interest income	$93	$—	$—	$—	$93

Cash paid for:
Interest expense	$6,251	$—	$—	$—	$6,251

Income taxes	$1,832	$—	$—	$—	$1,832

Supplemental disclosures of noncash financing activities:

Unrealized loss on hedging transactions	$(26)	$—	$—	$—	$(26)

Adjustment of redeemable common stock to fair value	$3,920	$—	$—	$—	$3,920

ST. JOHN KNITS INTERNATIONAL, INCORPORATED

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THIRTEEN WEEKS ENDED FEBRUARY 1, 2004

(UNAUDITED)

(Amounts in thousands)	PARENT COMPANY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:

Net income (loss)	$10,248	$(1,879)	$(208)	$(2,087)	$6,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,166	1,801	286		4,253
Amortization of discount on 12.5% notes due 2009	35				35
Amortization of deferred loan costs	550				550
(Gain) loss on disposal of property and equipment	(132)	44			(88)
Partnership losses	215				215
Equity in loss of consolidated subsidiaries	(2,087)			2,087	—
Changes in operating assets and liabilities:
Accounts receivable	7,471	1	135		7,607
Intercompany receivables (net)	1,130	(1,043)	(87)		—
Inventories	(5,486)	1,442	(512)		(4,556)
Other current assets	(688)	128	(21)		(581)
Other assets	(7)	(5)	(59)		(71)
Accounts payable	(627)				(627)
Accrued expenses	(1,685)	341	1,513		169
Accrued interest expense	(3,073)				(3,073)
Income taxes payable	357		(344)		13
Other liabilities	(59)	202			143

Net cash provided by operating activities	8,328	1,032	703	—	10,063

INVESTING ACTIVITIES:

Proceeds from sale of property and equipment	2,148				2,148
Purchase of property and equipment	(584)	(813)	(207)		(1,604)
Capital distributions from partnership	120				120

Net cash used in investing activities	1,684	(813)	(207)	—	664

FINANCING ACTIVITIES:

Principal payments of long-term debt	(5,549)				(5,549)

Net cash used in financing activities	(5,549)	—	—	—	(5,549)

Effect of exchange rate changes	217		53		270

Net increase in cash and cash equivalents	4,680	219	549		5,448
Beginning balance, cash and cash equivalents	18,492	306	467		19,265

Ending balance, cash and cash equivalents	$23,172	$525	$1,016	$—	$24,713

Supplemental disclosures of cash flow information:
Cash received for interest income	$86	$—	$—	$—	$86

Cash paid for:
Interest expense	$8,028	$—	$3	$—	$8,031

Income taxes	$1,554	$—	$—	$—	$1,554

Supplemental disclosures of noncash financing activities:
Adjustment of redeemable common stock to fair value	$(1,979)	$—	$—	$—	$(1,979)

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

Results of Operations

The following table is derived from the Company’s Consolidated Statements of Income and sets forth, for the periods indicated, the results of operations as a percentage of net sales:

	Percentage of Net Sales Thirteen Weeks Ended (“First Quarter”)
	January 30, 2005	February 1, 2004
Net sales	100.0%	100.0%
Cost of sales	43.8	45.7

Gross profit	56.2	54.3
Selling, general and administrative expenses	42.6	41.7

Operating income	13.6	12.6
Interest expense	5.2	5.4
Other income (expense)	(0.2)	0.1

Income before income taxes	8.2	7.3
Income taxes	3.2	1.5

Net income	5.0%	5.8%

First Quarter Fiscal 2005 Compared to First Quarter Fiscal 2004

Net sales for the first quarter of fiscal 2005 decreased by $3.7 million, or 3.6% as compared to the first quarter of fiscal 2004. This decrease was principally attributable to (i) a decrease in sales by company-owned retail outlet stores of approximately $3.0 million, primarily due to the postponement of the Company’s annual warehouse sale from November 2004 to February 2005, (ii) a decrease in sales to domestic wholesale customers of approximately $1.9 million, primarily due to a decrease in the sale of non-apparel products resulting from the decision during the fourth quarter of fiscal 2004 to stop selling the non-apparel product lines to wholesale customers and a decrease in sales to Saks due to the closure of 11 Saks stores during the first quarter of fiscal 2005 and (iii) a decrease in sales by company-owned retail boutiques of approximately $0.6 million, due to a reduction in the sale of non-apparel merchandise resulting from lower non-apparel inventory levels during the period. These decreases were partially offset by an increase in international sales of approximately $1.5 million, primarily due to increased sales to wholesale customers in Europe and expanding operations in Hong Kong and Japan. Net sales for company-owned retail boutiques open at least one year decreased by 2.3% for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The decrease in net sales was primarily due to a decrease in the units sold during the first quarter of fiscal 2005 as compared to the same period of the prior year.

Gross profit for the first quarter of fiscal 2005 decreased by $0.1 million, or 0.2% as compared with the first quarter of fiscal 2004, but increased as a percentage of net sales to 56.2% from 54.3%. This increase as a percentage of net sales was primarily due to (i) an increase in the gross profit margin for the Sport product line, due to a change in the mix of products being manufactured and sold, (ii) an increase in the gross profit margin for sales at the company-owned retail outlets due to the postponement of the Company’s annual warehouse sale and (iii) an increase in the percentage of net sales contributed by the company-owned retail boutiques, which on a consolidated basis have a higher gross profit margin than sales to wholesale customers.

Selling, general and administrative expenses for the first quarter of fiscal 2005 decreased by $0.6 million, or 1.5% from the first quarter of fiscal 2004, but increased as a percentage of net sales to 42.6% from 41.7%. Selling, general and administrative expenses decreased during the period primarily due to a decrease in advertising and promotion expenses of approximately $0.9 million.

Operating income for the first quarter of fiscal 2005 increased by $0.5 million, or 4.0% as compared to the first quarter of fiscal 2004. Operating income as a percentage of net sales increased to 13.6% from 12.6% during the same period. This increase in operating income as a percentage of net sales was due to an increase in the gross profit margin for the period which was partially offset by an increase in selling, general and administrative expenses as a percentage of net sales.

Interest expense for the first quarter of fiscal 2005 decreased by $0.4 million, or 6.4% from the first quarter of fiscal 2004. This decrease was primarily due to a decrease in the average debt balance from the first quarter of fiscal 2004.

Income taxes for the first quarter of fiscal 2005 increased by $1.7 million over the first quarter of fiscal 2004. The tax rate increased from 20.3% to 39.3% during the same period. The tax rate for the first quarter of fiscal 2004 was lower than usual due to an adjustment recorded during that period to reduce the Company’s tax liability for potential income tax audit issues which were resolved during the period.

Liquidity and Capital Resources

The Company’s primary cash requirements are to fund payments required to service the Company’s debt, to fund the Company’s working capital needs, primarily inventory and accounts receivable, and for the purchase of property and equipment. During the first quarter of fiscal 2005, cash provided by operating activities was $16.4 million. Cash provided by operating activities was primarily generated by net income, a decrease in accounts receivable and inventories, while cash used in operating activities was primarily used to fund a decrease in accounts payable. The decrease in accounts receivable was due to lower wholesale sales in January 2005 as compared to October 2004. The decrease in inventories was primarily due to a decrease in both raw materials and work in process for the Knits division. The Company has been working to reduce its raw material and work in process inventories from the balances on hand at the end of fiscal 2004. Cash used in investing activities was $0.6 million during the first quarter of fiscal 2005. The principal use of cash in investing activities was for upgrades to the Company’s manufacturing operations, including the purchase of electronic knitting machines.

As of January 30, 2005, the Company had approximately $80.4 million in working capital and $33.6 million in cash and cash equivalents. The Company’s principal source of liquidity is internally generated funds. As part of its credit facility with a syndicate of banks, the Company also has a $25.0 million revolving commitment, which expires on July 31, 2005. The revolving commitment is secured and borrowings thereunder bear interest at the Company’s choice of the bank’s borrowing rate (5.25% at January 30, 2005) plus 1.75% or LIBOR (2.56% at January 30, 2005) plus 2.75%. The availability of funds under the revolving commitment is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest expense coverage ratio. As of January 30, 2005, the Company was in compliance with all covenants and no amounts were outstanding under the revolving commitment. The Company had $16.5 million of letters of credit outstanding at January 30, 2005 which reduces the amount available under the revolving commitment by a corresponding amount. The Company is currently finalizing its negotiations with lenders to replace its revolving commitment. The Company invests its excess cash in a money market fund.

Total debt outstanding remained constant during the period at $207.3. The Company’s outstanding debt was comprised of bank borrowings of $107.8 million and senior subordinated 12.5% notes (“12.5% notes”) of $100.0 million, excluding the unamortized issue discount of $0.6 million.

The Company’s primary ongoing cash expenditures are for debt service and the purchase of property and equipment. The Company’s debt service requirements consist primarily of principal and interest payments on bank borrowings and interest on the 12.5% notes. The Company believes it will be able to finance its debt service and capital investment requirements with internally generated funds and availability under the revolving credit facility through fiscal 2005. Beyond fiscal 2005, the Company will have a significant increase in the principal payments required on its bank borrowings resulting from the maturity of its senior credit facilities. As a result, the Company will probably need to raise additional capital or refinance such debt in order to satisfy its obligations. The Company’s ability to fund its primary ongoing cash expenditures and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control. The Company is currently finalizing its negotiations with lenders to refinance its outstanding indebtedness, including redeeming its 12.5% notes.

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease. The Company has also issued guarantees, in the form of letters of credit, to cover contractual commitments, including merchandise purchases from foreign vendors and to secure the payment for potential future workers’ compensation claims. The Company had $16.5 million of letters of credit outstanding at January 30, 2005. Of this total, $15.6 million is related to potential future workers’ compensation claims. The Company has accrued a liability for the estimated claims, both reported and incurred but not yet reported. The duration of these indemnities, commitments and guarantees varies and in certain cases is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any significant liabilities for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company anticipates purchasing property and equipment of approximately $13.9 million during the remainder of fiscal 2005, but is not contractually committed to do so. The $13.9 million will be used principally for (i) the purchase and implementation of a new point of sale computer system for the retail division, (ii) upgrades to the Company’s manufacturing operations, including the purchase of electronic knitting machines, (iii) remodeling and refurbishment costs related to the Company’s retail locations and (iv) upgrades to the Company’s computer systems.

SJKI must rely on distributions, loans and other intercompany cash flows from its subsidiaries to generate the funds necessary to satisfy the repayment of its outstanding loans. There are no material restrictions on distributions to the Company from the Company’s wholly owned subsidiaries that have guaranteed the Company’s payment obligations under its 12.5% notes.

The Company is currently finalizing its negotiations with lenders to refinance its outstanding indebtedness, including redeeming its 12.5% notes due 2009. In addition, the Company plans to use up to $13.5 million of the proceeds to purchase shares of common stock from trusts controlled by the Gray Family. Following the redemption of the 12.5% notes, the Company will no longer file with the Securities and Exchange Commission the reports required to be filed under Section 15(d) of the Securities Exchange Act of 1934, as amended. Accordingly, it is expected that the Company’s common stock will cease to be eligible for quotation on the OTC Bulletin Board.

SJKI has not paid any cash dividends since 1999 and does not anticipate the payment of any cash dividends on its common stock in the future. SJKI’s ability to pay dividends is restricted by the terms of its senior secured credit facilities and 12.5% notes.

The Company’s debt covenant EBITDA (“EBITDA” which is defined in the Company’s credit agreement for its senior secured credit facilities as net income, excluding the effects of interest expense, income taxes, depreciation and a majority of the items included in other income and expense) was approximately $17.8 million and $17.7 million for the first quarter of fiscal 2005 and 2004, respectively. EBITDA as defined by the Company may not be consistent with similarly titled measures of other companies. EBITDA is not a defined term under generally accepted accounting principles (“GAAP”) and is not an alternative to operating income or cash flow from operations as determined under GAAP. EBITDA is used to calculate certain covenants under the Company’s credit agreement, including a maximum leverage ratio and minimum fixed charge and interest expense coverage ratios. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements; however, EBITDA should not be construed as an indication of the Company’s operating performance or as a measure of liquidity.

The table below shows the reconciliation from net income to EBITDA (as adjusted per the terms of the credit agreement) for the first quarter of fiscal years 2005 and 2004:

	Thirteen Weeks Ended
	January 30, 2005	February 1, 2004
	(in thousands)
Net income	$4,981	$6,074
Income taxes	3,219	1,546
Interest expense	5,199	5,557
Other (income) expense	182	(114)
Depreciation and amortization	3,766	4,253
Deferred rent expense	199	143
Licensing income	125	142
Accrued letter of credit fees	120	113

Debt covenant EBITDA	$17,791	$17,714

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements within the meaning of Securities and Exchange Commission regulation S-K Item 303(a)(4).

Credit Facility

The Company is a party to a credit agreement with a syndicate of banks, which initially provided for an aggregate principal amount of loans totaling $215.0 million. The credit agreement consists of three facilities: (i) tranche A facility totaling $75.0 million, (ii) tranche B facility totaling $115.0 million which matures July 31, 2007 and (iii) the revolving credit facility totaling $25.0 million which matures July 31, 2005.

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

Borrowings under the tranche A facility began to mature quarterly on November 2, 1999, while borrowings under the tranche B facility began to mature quarterly on November 2, 2000. The credit agreement permits the Company to prepay loans and to permanently reduce revolving credit commitments, in whole or in part, at any time. In addition, the Company is required to make mandatory prepayments of the tranche A and B facilities, subject to certain exceptions, in amounts equal to (i) 75% of excess cash flow (as defined in the Company’s credit agreement); (ii) 75% of the net cash proceeds of a permitted asset sale (as defined in the Company’s credit agreement) and (iii) 100% of the net cash proceeds of certain dispositions of assets or issuances of debt or equity of the Company or any of its subsidiaries (in each case, subject to certain exceptions and subject to a reduction to zero based upon the Company’s financial performance). The tranche A facility was retired in July 2004.

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

The credit agreement requires the Company to comply with specified financial ratios, including a minimum interest coverage ratio, a maximum leverage ratio and a minimum fixed charge coverage ratio. Each ratio is calculated using EBITDA. In the event of non-compliance with any of these ratios, the Company would be in default under the credit agreement. The credit agreement also contains additional covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends, create liens on assets, make investments, loans or advances and engage in mergers or consolidations. The credit agreement prohibits the Company from declaring or paying any dividends or making any payments with respect to the Company’s 12.5% notes if it fails to perform its obligations under, or fails to meet the conditions of, the credit agreement or if such payment creates a default under the credit agreement. The credit agreement contains customary events of default. In the event of default, the total amount of the outstanding debt plus any accrued interest would become immediately due and payable. At January 30, 2005, the Company was in compliance with all covenants.

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

The value of the Company’s redeemable common stock, as reported on the Company’s Consolidated Balance Sheets, is based upon the quoted market price on the OTC Bulletin Board quotation system. The increase from $26.4 million at October 31, 2004 to $30.3 million at January 30, 2005 is a result of an increase in the quoted price.

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

Inflation

The Company does not believe that inflation had a material impact on the sales reported for the first quarter of fiscal year 2005.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements which describe the Company’s beliefs concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these “forward looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates”, “believes”, “estimates”, “expects” and other similar expressions. The forward looking statements and associated risks set forth herein may include or relate to: (i) the Company’s anticipated purchases of property and equipment during the remainder of fiscal 2005, (ii) the Company’s belief that it will be able to fund its debt service, working capital and capital expenditure requirements with internally generated funds and the use of its revolving credit facility through fiscal 2005, (iii) the Company’s anticipation that it will not pay cash dividends on its common stock in the future and (iv) the Company’s expectations regarding its ability to refinance its long-term debt during the first half of fiscal 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to fluctuations in foreign currency exchange rates for the revenues derived from sales to its foreign customers denominated in foreign currency. In order to reduce the effects of such fluctuations, under established risk management practices, the Company may enter into foreign exchange forward contracts. These contractual arrangements are entered into with a major financial institution. The Company does not hold derivative financial instruments for speculative trading. The primary business objective of this program is to secure the anticipated profit on sales denominated in foreign currencies. The Company’s primary exposure to foreign exchange fluctuation is on the Euro and British Pound. At January 30, 2005, the Company held contracts maturing to May 31, 2005 to sell 1.3 million Euros and 400,000 Pounds at an average exchange rate of 1.21 U.S. dollars to the Euro and 1.78 U.S. dollars to the Pound. The total tax effected fair value at January 30, 2005 was $(80,000) which was recorded as a component of stockholders’ equity and comprehensive income.

The Company also purchases its shoes and leather goods, as well as various other raw materials, from companies located in Europe. The purchase of these items is completed in Euros. In order to reduce the effect of the fluctuation in the exchange rate between the Euro and the U.S. dollar, the Company may enter into forward contracts. The Company did not hold any forward contracts to purchase Euros at January 30, 2005.

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

The Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of January 30, 2005, the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of January 30, 2005.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: March 15, 2005

ST. JOHN KNITS INTERNATIONAL, INCORPORATED (REGISTRANT)

By:	/s/ RICHARD COHEN
Richard Cohen
Chief Executive Officer
(Principal Executive Officer)

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